Form 10-Q
period 2014-09-30
3D Total Solutions Inc.
filed 2014-12-24
CIK 1595326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

Commission File No. 333-197477

3D Total Solutions, Inc.

Delaware	36-4756901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Danbury Road, Suite 508 Ridgefield, CT 06877 Tel. (203) 431-7794
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 18, 2014 the Company had outstanding 16,210,999 shares of its common stock.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements

3D Total Solutions Inc.

September 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	F-2

Consolidated Statements of Operations for the Interim Period Ended September 30, 2014 and for the Period From March 8, 2013 (Inception) Through September 30, 2013 (Unaudited)	F-3

Consolidated Statement of Changes in Equity (Deficit) for the Period From March 8, 2013 (Inception) Through September 30, 2014 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Interim Period Ended September 30, 2014 and for the Period From March 8, 2013 (Inception) Through September 30, 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

3D Total Solutions Inc.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,193	$6,559
Prepaid expenses	-	2,000

Total Current Assets	4,193	8,559

PROPERTY AND EQUIPMENT
Office equipment	4,286	1,042
Accumulated depreciation	(852)	(174)

Property and equipment, net	3,434	868

PATENT APPLICATION COSTS	36,000	26,660

WEBSITE DEVELOPMENT COSTS	5,145	3,600

Total Assets	$48,772	$39,687

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,858	$-
Accrued expenses	1,618	3,400

Total Current Liabilities	8,476	3,400

LONG-TERM LIABILITIES
Note payable - related party	67,500	10,000

Total Long-Term Labilities	67,500	10,000

Total Liabilities	75,976	13,400

EQUITY (DEFICIT)

3D TOTAL SOLUTIONS, INC. STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.0001: 1,000,000 shares authorized; 20,000 shares designated
Series A convertible preferred stock par value $0.0001: 20,000 shares authorized; 20,000 shares issued and outstanding	2	2
Common stock par value $0.0001: 500,000,000 shares authorized; 17,961,000 and 16,510,000 shares outstanding, respectively	1,796	1,651
Additional paid-in capital	402,743	175,239
Accumulated deficit	(409,238)	(135,222)

Total 3D Total Solutions, Inc. Stockholders' Equity (Deficit)	(4,697)	41,670

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	-
Non-controlling interest - retained earnings in consolidated subsidiary	(22,507)	(15,383)

Total Non-controlling interest in subsidiary	(22,507)	(15,383)

Total Equity (Deficit)	(27,204)	26,287

Total Liabilities and Equity (Deficit)	$48,772	$39,687

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period From March 8, 2013 (Inception) Through
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Compensation	4,500	30,000	58,083	30,100
Professional fees	15,620	19,266	21,350	19,266
Research and development	272	20,654	7,003	23,049
Consulting	-	20,000	153,750	20,000
General and administrative expenses	11,493	3,284	39,780	10,138

Total operating expenses	31,885	93,204	279,966	102,553

LOSS FROM OPERATIONS	(31,885)	(93,204)	(279,966)	(102,553)

OTHER (INCOME) EXPENSE
Interest expense	859	166	1,174	166

Other (income) expense, net	859	166	1,174	166

LOSS BEFORE INCOME TAX PROVISION	(32,744)	(93,370)	(281,140)	(102,719)

INCOME TAX PROVISION	-	-	-	-

NET LOSS
Net loss before non-controlling interest	(32,744)	(93,370)	(281,140)	(102,719)
Net loss attributable to non-controlling interest holder	-	-	(7,124)	(4,114)

Net loss attributable to 3D Total Solutions, Inc.	$(32,744)	$(93,370)	$(274,016)	$(98,605)

EARNINGS PER SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding
- basic and diluted	17,961,000	5,152,174	17,351,033	2,733,990

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Period form March 8, 2013 (Inception) through September 30, 2014

(Unaudited)

							Total 3D Total
	Series A Convertible						Solutions, Inc.
	Peferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, March 8, 2013 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock issued for employee services valued at $0.0001 per share on March 11, 2013			1,000,000	100			100		100

Common stock issued for cash at $0.01 per share on June 15, 2013			2,000,000	200	19,800		20,000		20,000

Common stock issued for employee services valued at $0.01 per share on August 1, 2013			3,000,000	300	29,700		30,000		30,000

Preferred stock issued for cash at $1.50 per share on August 6, 2013	20,000	2			29,998		30,000		30,000

Common stock issued for third party servives valued at $0.01 per share on September 24, 2013			2,000,000	200	19,800		20,000		20,000

Common stock issued for cash at $0.01333 per share on September 30, 2013			3,000,000	300	39,700		40,000		40,000

Common stock issued to COO pursuant to an employment agreement for future services valued at $0.01333 per share granted on October 22, 2013			3,000,000	300	39,700		40,000		40,000

Common stock issued to COO pursuant to an employment agreement for future services valued at $0.01333 per share granted on October 22, 2013					(40,000)		(40,000)		(40,000)

Amortization of deferred COO services					3,333		3,333		3,333

Common stock issued for employee services valued at $0.01333 per share on November 1, 2013			250,000	25	3,308		3,333		3,333

Common stock issued for provisional patent valued at $0.01333 per share on November 16, 2013			2,000,000	200	26,460		26,660		26,660

Common stock issued for employee services valued at $0.01333 per share on November 21, 2013			200,000	20	2,646		2,666		2,666

Common stock issued for termination valued at $0.01333 per share on December 23, 2013			60,000	6	794		800		800

Net loss						(135,222)	(135,222)	(15,383)	(150,605)

Balance, December 31, 2013	20,000	2	16,510,000	1,651	175,239	(135,222)	41,670	(15,383)	26,287

Common stock and warrants issued for cash at $0.15 on January 22, 2014			116,000	12	17,388		17,400		17,400

Amortization of deferred COO services					9,999		9,999		9,999

Common stock and warrants issued for cash at $0.15 on February 25, 2014			60,000	6	8,994		9,000		9,000

Common stock issued for employee services valued at At $0.15 per share granted on May 1, 2014			250,000	25	37,475		37,500		37,500

Common stock issued for consulting services valued at At $0.15 per share granted on May 9, 2014			1,000,000	100	149,900		150,000		150,000

Common stock issued to Consultant pursuant to an agreement for future services valued At $0.15 per share granted on May 19, 2014			25,000	2	3,748		3,750		3,750

Net loss						(274,016)	(274,016)	(7,124)	(281,140)

Balance, September 30, 2014	20,000	$2	17,961,000	$1,796	$402,743	$(409,238)	$(4,697)	$(22,507)	$(27,204)

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Cash Flows

		For the Period from
	For the Nine Months	March 8, 2013
	Ended	(inception) through
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(281,140)	$(102,719)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	678	87
Common shares issued for employee services	201,249	50,100
Changes in operating assets and liabilities:
Prepaid expenses	2,000	-
Accounts payable	6,858	-
Accrued expenses	(1,782)	165

NET CASH USED IN OPERATING ACTIVITIES	(72,137)	(52,367)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,244)	(1,042)
Patent application costs	(9,340)	-
Website development costs	(1,545)	(2,625)

NET CASH USED IN INVESTING ACTIVITIES	(14,129)	(3,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	57,500	10,000
Sale of preferred stock	-	30,000
Sale of common stock	26,400	60,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,900	100,000

NET CHANGE IN CASH	(2,366)	43,966

Cash at beginning of reporting period	6,559	-

Cash at end of reporting period	$4,193	$43,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$1,174	$648

Income tax paid	-	-

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

September 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

3D Total Solutions Inc.

3D Total Solutions Inc. (the “Company) was incorporated on March 8, 2013 under the laws of the State of Delaware. The Company is developing a 3D printer and a desktop extruder.

Formation of a Majority Owned Subsidiary, 3D Total Solutions Limited

On October 14, 2013 the Company formed 3D Total Solutions Limited, a private limited company in England. The Company owns 51% of this entity and the remaining 49% is owned by the Company's former head of Research and Development. The Company has been the sole source of funds to cover the operating costs of the subsidiary until it can be self supporting through its sales and profits.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from March 8, 2013 (inception) through December 31, 2013 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission on September 3, 2014 and declared effective on November 10, 2014.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

3D Total Solutions Limited	England	October 14, 2013	51%

The consolidated financial statements include all accounts of the Company and its consolidated subsidiary as of the reporting period ending date and for the Company for the reporting period then ended and the subsidiary from the date of incorporation through the reporting period.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Patent Application Costs

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent. For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred.

Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful life of three (3) years.

Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity. Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from licensing, manufacturing, selling, research and development, and royalty activities.  Revenues will be recognized by major categories under the following policies:

(i)	For licensing activities, revenue from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.
(ii)	For manufacturing and selling activities, revenues will be realized when the products are delivered to customers and collection is reasonably assured.

(iii)	For research and development activities, revenues from such agreements will be realized as contracted services are performed or when milestones are achieved, in accordance with the terms of specific agreements. Advance payments for the use of technology where further services are to be provided or fees received on the signing of research agreements are recognized over the period of performance of the related activities. Amounts received in advance of recognition will be considered as deferred revenues by the Company.
(iv)	For royalty activities, revenues will be realized once performance requirements of the Company have been completed and collection is reasonably assured.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share ("EPS") are computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The total amount of potentially outstanding dilutive common shares from the conversion of the warrants would be 338,666 and 0 for the reporting period ended September 30, 2014 and 2013, respectively.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2014	December 31, 2013

Office Equipment	$4,286	$1,042

	4,286	1,042
Less: Accumulated depreciation	(852)	(174)
	$3,434	$868

Depreciation Expense

Depreciation expense was $678 and $87 for the reporting period ended September 30, 2014 and for the period from March 8, 2013 (inception) through September 30, 2013, respectively.

Note 5 – Patent Application Costs

The Company obtained a United States provisional patent #61/868,199, Methods of Playing Games Using the Internet and a 3D Printer from an individual, by assignment, effective November 16, 2013, in exchange for 2,000,000 shares of restricted common stock.  The provisional patent was originally granted on August 1, 2013 and is good for one year before applying for a permanent patent. The Company applied for a permanent patent on July 11, 2014. The provisional patent was valued at the fair value of the Company’s common stock on the date of issuance of $0.0133 per share, or $26,660. During the nine month period ending September 30, 2014 the Company paid $9,340 for legal fees associated with the patent application. The total cost of the patent at September 30, 2014 is $36,000.

Note 6 – Website Development Costs

The Company has expended $5,145 through September 30, 2014 for a website that became functional on September 30, 2014.

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

New Skyline Partners, LLC	Owned by significant stockholder

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	September 30, 2014	December 31, 2013
On May 1, 2013, the Company issued a note to New Skyline Partners, LLC, in the principal amount of $10,000 with interest at 5%, per annum, maturing on April 30, 2014. On Nov. 17, 2014, the note and all previous notes and accrued interest to that date were amended and increased to one $76,131.13 note. The note matures on November 16, 2015 and bears interest at 2.8%, per annum.	$67,500	$10,000
	$67,500	$10,000

Interest expense for the interim periods ended September 30, 2014 and 2013 was $1,174 and $166, respectively.

Note 8 - Commitments and Contingencies

Employment Agreements

Chief Operating Officer

On October 22, 2013, the Company entered into an employment agreement with James Endee (“Endee”), in connection with his appointment as the Company’s Chief Operating Officer. The term of the Agreement is for a period of three (3) years, commencing on October 22, 2013.

During the Term, the Company will pay Endee three million (3,000,000) shares of the Company’s common stock, issuable 250,000 shares at a time on a quarterly basis commencing October 22, 2013.

Chief Financial Officer

On November 1, 2014, the Company entered into an employment agreement with David Hostelley (“Hostelley”) in connection with his appointment as the Company’s Chief Financial Officer. The term of the Agreement is for a period of one year, commencing on November 1, 2014. The agreement may be extended for periods by the mutual agreement of the parties.

During the Term, the Company will (i) pay Hostelley a base salary of $1,500 per month.

Note 9 – Stockholders’ Equity (Deficit)

Shares Authorized

Shares Authorized upon Incorporation

Upon incorporation the total number of shares of all classes of stock which the Company is authorized to issue is Five Hundred Million (500,000,000) shares of which Five Hundred Million (500,000,000) shares shall be Common Stock, par value $0.0001 per share.

Certificate of Amendment to the Certificate of Incorporation

On January 7, 2014, upon approval by written consent of its board members the Company approved the increase in the number of authorized shares to increase the number of authorized shares of par value $0.0001 stock from Five Hundred Million (500,000,000) shares up to Five Hundred One Million (501,000,000) shares, composed of an increase in the number of authorized shares of par value $0.0001 preferred stock from nil to One Million (1,000,000) shares.

Preferred Stock – Related Party

On August 6, 2013, New Skyline purchased the entire 20,000 shares of the Company’s designated Series A Convertible Preferred Stock, par value $0.0001 (“Series A”) at $1.50 per share (the “Purchase Price”) or $30,000 in cash.

The Series A has the following Designations:

Shares of Series A shall not have the right to vote.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, holders of the Series A will be entitled to receive a liquidation preference of the stated value of $1,000 per share plus accrued and unpaid dividends. The Series A is senior in right of distribution in liquidation to the Common Stock. If, upon any winding up of the Company’s affairs, the assets available to pay the holders of Series A Preferred Stock are not sufficient to permit payment in full, then all assets will be distributed to those holders on a pro rata basis.

The Series A is convertible at option of the holder at any time and from time to time, without the payment of additional consideration into one thousand (1,000) shares of Common Stock

Shares of Series A shall have no right to dividends.

Common Stock – Related Party

On March 11, 2013, the Company issued 1,000,000 shares of its common stock to its founder for services performed. The shares were valued at the par value of $0.0001 per share or $100.

On June 15, 2013, New Skyline Partners, LLC purchased 2,000,000 shares of the Company’s common stock at $0.01 per share or $20,000.

On August 1, 2013 the Company issued 3,000,000 shares of its common stock, valued at $0.01 per share, or $30,000, to its founder to assume the positions of President and Chief Executive Officer of the Company.

On September 30, 2013, New Skyline Partners, LLC purchased 3,000,000 shares of the Company’s common stock at $0.01333 per share or $40,000.

On November 1, 2013, the Company issued 250,000 shares of its common stock valued at $0.01333 per share or $3,333 to its Chief Financial Officer. The shares were fully vested and non-forfeitable on the date of issuance.

On November 21, 2013, the Company issued 200,000 shares of its common stock valued at $0.01333 per share or $2,666 to its Head of Desktop Extrusion. The shares were fully vested and non-forfeitable on the date of issuance. The shares have an anti-dilution clause for the first twenty-four (24) months.

On December 23, 2013, the Company issued 60,000 shares of its common stock valued at $0.01333 per share or $800 per the terms and conditions of a Separation Agreement with its former Chief Technology Officer. The shares were fully vested and non-forfeitable on the date of issuance.

On May 1, 2014, the Company issued 250,000 shares of its common stock valued at $0.01333 per share or $3,333 to its Chief Financial Officer. The shares were fully vested and non-forfeitable on the date of issuance.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On September 24, 2013, the Company entered into an engagement with JMS Law Group (“JMS”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $3,750 upon execution of the agreement and $3,750 immediately prior to filing a Registration Statement. The Company also agreed to issue JMS 2,000,000 shares of restricted common stock upon execution of the agreement. The stock is fully vested and non-forfeitable. The Company valued the 2,000,000 shares of common stock at $0.01 per share, or $20,000, and recorded the issuance as professional fees.

On November 16, 2013, the Company obtained a United States provisional patent from an individual, by assignment, in exchange for the issuance of 2,000,000 shares of its restricted common stock.  The provisional patent was valued at $0.0133 per share, or $26,660.

On May 14, 2014, the Company issued 1,000,000 shares of its common stock to a consultant for future services to be performed over a three year period. These shares are fully vested and non-forfeitable and were valued at $0.15 per share, or $150,000. On the one year anniversary of the agreement, if still in effect, the Company will issue an addition 1,000,000 shares of its common stock to the consultant.

On May 19, 2014, the Company issued 25,000 shares of its common stock to a consultant for services related to the Company’s research and development of orthotics products and/or services. These shares were valued at $0.15 per share, or $3,750. The Company will issue an additional 75,000 shares over 2 years, if still in effect.

Issuance of Common Stock or Equity Units for Cash

On January 22, 2014 and February 25, 2014, the Company closed a private placement by raising $26,400 from eleven (11) investors through the sale of 176,000 units of its securities at $0.15 per unit in a private placement. Each unit sold in the offering consisted of 1 share of the Company’s common stock, $.0001 par value per share, and a warrant to purchase two (2) shares of common stock with an exercise price of $0.64 per share expiring three years from the date of issuance (the “Warrants“).

Warrants

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	3

Expected volatility (*)	56.47%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.90%

*           As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on the NASDAQ Capital Market within the 3D printer industry, which the Company engages in, to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $3,014 at the date of issuance using the Black-Scholes Option Pricing Model.

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

Effective November 1, 2014, the Company entered into a contract for one year of services with its CFO. The contract calls for a $1,500 per month payment.

On November 17, 2014 the Company entered into a new Note Payable with New Skyline Partners, LLC, a related party, which incorporated all previous loans to the Company and accrued interest to date. The new note amount is $75,000 plus accrued interest of $1,131.53, due November 16, 2015 with interest at 2.8%, per annum. The note and accrued interest are due and payable on November 16, 2015.

On November 19, 2014, in association with the May 19, 2014 offering, the Company issued 25,000 shares of its common stock to a consultant for services related to the Company’s research and development of orthotics products and/or services. The Company will issue an additional 50,000 shares over the remaining 2 years, if still in effect.

On December 4, 2014 the Company sold 12,000 shares of its common stock to two investors for a total of 24,000 shares for cash at $0.25 per share for a total of $6,000.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form S-1 filed October 23, 2014.

Plan of Operations

3D Total Solutions, Inc. (the “Company”) was founded in the State of Delaware on March 8, 2013. We are a development stage company that seeks to enhance the value of the 3D printing experience, via various initiatives. We intend to develop each initiative into a revenue source for the company. Our initiatives are described later in the document. In summary, we have two ‘hardware-related’ and three ‘software-related’ products in development.

Regarding our ‘hardware-related’ products, we are developing a three-dimensional (“3D”) printing machine(s), and/or components of 3D-printers, in which a component allows the 3D-printer to print multiple filaments during the same print. We intend this to be a consumer-grade product. Another product we are developing is a desktop extrusion device. We are in the process of developing a machine for creating filament out of plastic raw material and possibly other materials, in a small and economical package, with higher quality than currently on the market. We intend to outsource the production of our 3D printer and desktop extruder device, if applicable.

Our ‘software-based’ products will include 3D gaming applications and competitions (in development), a website with the ability to support an online community of users that can upload and share their designs/prints, and an area of the website where users can purchase parts kits that will allow them to build better, more useful objects than what is currently on the market.

We believe that our ability to offer these 3D-printing related products will provide the end user with a unique offering that will enhance the user’s printing experience, add value, and in return, accelerate the popularity of the 3D-Printing industry as a whole.

We have a non-provisional patent filed on the multi-filament printer, a provisional patent filed on a component of a 3D printer, and intend on having patents filed related to the desktop extruder device, currently in development. We are developing games for people to play using a 3D printer and have filed provisional patents related to the systems, apparatus, and methods for conducting such games.

Lastly, we are exploring the application of 3D printing to the field of orthotics. It is our intention that this develops into a division of the Company that creates orthotics using 3D printing technology, however, the direction may change as we progress further.

3

Comparison of Nine and Three Months Ended September 30, 2014 and 2013

Net loss

For the quarter ended September 30, 2014, the Company reported a net loss of ($32,744) as compared to a net loss for the quarter ended September 30, 2013, of ($93,370). A decrease in compensation, research and development and consulting expense was offset by an increase in general and administrative expenses accounting for the overall decrease in expenses. The Basic Loss per Share for the quarter ended September 30, 2014, is ($0.00), and ($0.02) for the quarter ended September 30, 2013.

We are still developing our prototype equipment models and the marketing part of our web site. We have had no sales to date other than a miscellaneous sale of $1,050 at the end of 2013.

Stock Based Compensation

For the nine month period ending September 30, 2014 there were 4,275,000 shares issued for services and officers’compensation with 3,000,000 shares returned by the former president, a net issuance of 1,275,000 shares as compared with 6,000,000 shares issued for services and officers’compensation during the same period in 2013.

General and Administrative Expenses

During the nine month period ending September 30, 2014 the Company incurred General and Administrative expenses of $39,780 as compared with $10,138 for the same period in 2013. During the three month period ending September 30, 2014 the Company incurred General and Administrative expenses of $11,493 as compared with $3,284 during the same period in 2013.

Liquidity and Capital Resources

Cash used by operations for the nine month period ended September 30, 2014 was ($72,137) compared to cash used by operations of ($52,367) for the reporting period ended September 30, 2013.

The Company ended the third quarter of 2014 with $4,193 in cash, total current assets of $4,193 and total current liabilities of $8,476 resulting in a working capital deficit of $(4,283), compared to working capital of $5,159 for the year ended December 31, 2013

Since inception, we have an accumulated deficit of ($409,238) and shareholders’ equity of ($27,204).

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $72,137 as compared with $52,367 for the reporting period ended September 30, 2013.

4

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $14,129 as compared with $3,667 for the reporting period ended September 30, 2013.

	09-30-14	9-30-13

Purchase of Equipment	$3,244	$1,042

Patent Application Costs	$9,340	$-0-

Website Development Costs	$1,545	$2,625

TOTAL	$14,129	$3,667

Financing activities

Net cash provided by financing activities for the nine month period ending September 30, 2014 was $83,900 as compared with $100,000 for the reporting period ended September 30, 2013.

	9-30-14	9-30-13

Note Payable-Related Party	$57,500	$10,000

Sale of Preferred Stock	$-0-	$30,000

Sale of Common Stock	$26,400	$60,000

TOTAL	$83,900	$100,000

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

5

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

Due to our relatively small size we do not have segregation of duties which is a deficiency in our disclosure controls. We are currently working on the resources to cure this deficiency.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor its property is a party to any pending legal proceeding.

6

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014 the Company issued the following unregistered sales of its equity securities:

On July 22, 2014 the Company issued 250,000 shares of its common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D Total Solutions, Inc.

Dated: December 24, 2014

By:	/s/ James Endee
James Endee

President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James Endee	CEO, President, Secretary, and Director	December 24, 2014
James Endee

/s/ David Hostelley	CFO, and Treasurer	December 24, 2014
David Hostelley

8