Form 10-K
period 2014-12-31
3D Total Solutions Inc.
filed 2015-04-14
CIK 1595326

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-141060

3D Total Solutions, Inc.
(Name of small business issuer in its charter)

Delaware	36-4756901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Danbury Road, Suite #508
Ridgefield, CT 06877
(Address of principal executive offices)

(203) 431-7794
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price paid by an investor of the common equity, as of the last business of the registrant’s most recently completed fiscal quarter was $ 1,240,250

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 6, 2015, there were 16,210,999 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

3 D Total Solutions, Inc.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 We are an "emerging growth company" under applicable Securities and Exchange Commission rules and are subject to reduced public company reporting requirements. See "Implications of Being an Emerging Growth Company" and "Risk Factors".

PART I

ITEM 1. BUSINESS

Background

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

We have provisional patents filed on a component of a 3D printer, and intend on having patents filed related to the desktop extruder device, currently in development. We are developing games for people to play using a 3D printer and have filed a non-provisional patent related to the systems, apparatus, and methods for conducting such games.

Lastly, we are exploring the application of 3D printing to the field of orthotics. It is our intention that this develops into a division that creates orthotics using 3D printing technology, however, the direction may change as we progress further.

Implications of Being an “Emerging Growth Company”

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

BUSINESS

The Company intends to provide multiple products and services related to the 3D Printing industry, which we hope will increase the value of the 3D printing experience for users across the globe. We will provide ‘hard’ products, such as 3D Printer components, the desktop extruder machine and 3DBuilder-Bags for example, and ‘soft’ products, such as gaming applications, competitions and possibly software, to make 3D printing more useful, valuable and fun.

On October 14, 2013 the Company formed an entity in England in which it had a 51% ownership, to develop products for the 3D technology industry. The English entity acquired a provisional patent and efforts were made to produce a working prototype. There was not an acceptable prototype developed as thought and as of July 10, 2014 the Company decided to wait for other opportunities before re-starting the business in England.

EMPLOYEES

Our CEO and CFO are employed on a part time basis. In addition to our CEO and CFO our business is currently carried out by independent contractors.

ITEM 1A. RISK FACTORS

We have limited operating history that an investor can use to evaluate the Company, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small startup company.

We are an emerging growth stage company. We have no significant assets, limited financial resources and minimal revenue to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Our revenue and income potential is uncertain. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

•	execute our business plan and commercialization strategy, including developing relationships with large retailers;
•	work with programs to develop our software;
•	create brand recognition;
•	respond effectively to competition;
•	manage growth in operations;
•	respond to changes in applicable government regulations and legislation;
•	access additional capital when required;
•	sell our products and service at the prices currently expected; and
•	attract and retain key personnel.

Because we are a development stage company, we expect losses in the future because we have no revenue to offset losses.

We are a development stage company that is currently developing our business. We have not developed any product, and additional development will be required before the Company will have a product and generate revenue. As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenue to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenue in the future. We recognize that if we are unable to generate revenue, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenue or ever achieve profitable operations.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. If we cannot obtain sufficient funding, we may have to delay or abandon the implementation of our business strategy.

The Company has limited operations on which to evaluate the Company and its prospects.

The Company has limited operations on which to evaluate the Company and its prospects. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable. If customers do not adopt the Company’s products and services due to the Company’s operating history, the Company’s profits will be significantly and negatively affected. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered in this context.

Since our officers can work or consult for other companies, there can be a conflict of interest and their activities could slow down our operations.

Our officers are not required to work exclusively for us. None of the Company’s officers devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to an officer’s time may arise based on their other employment and/or business operations. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the limited time available to support our operations. We do not have any agreement with our officers regarding the services they are to provide to the Company. It is expected that our officers will devote approximately five hours per week to our operations on an ongoing basis.

Our Officers and Directors lack relevant experience related to our proposed business.

Our current officers and directors lack experience in our industry, as well as our proposed business activities.  Due to the fact that our officers and directors do not have experience in our industry, they could more readily make business decisions that could result in the inability to obtain or retain customers.  In addition, due to their lack of experience in our industry, our officers and directors may fail to engage the appropriate individuals and entities, may purchase incorrect machinery related to the manufacture of our products.

Some of Our Officers and Directors have no public company experience, which could result in their inability to properly manage Company affairs.  The Company’s needs could exceed the amount of time or level of experience they may have.  The Company will be dependent on key executives, and the loss of the services of the current officers and directors could severely impact the Company business operations.  This could result in the loss of one’s entire investment.

Our President and sole director has no experience in complying with the various rules and regulations which are required of a public company, and as a result, he may not be able to operate successfully as a public company, even if the Company’s operations are successful.  While each of the Company’s officers and directors will use their best judgments to resolve all potential conflicts, there is no formulated plan to resolve any possible conflict of interest with their other business activities, and we cannot guarantee that any potential conflicts can be avoided.  In the event they are unable to fulfill any aspect of their duties to the Company it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of its business.

The management of future growth will require, among other things, continued development of the Company's financial and management controls and management information systems, stringent control of costs, increased marketing activities, ability to attract and retain qualified management, research and marketing personnel.  The loss of key executives or the failure to hire qualified replacement personnel would compromise the Company’s ability to generate revenues or otherwise have a material adverse effect on the Company.  There can be no assurance that the Company will be able to successfully attract and retain skilled and experienced personnel.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Financial Position

If we are unable to obtain funding, our business operations will be harmed, and if we do obtain financing our then existing shareholders may suffer substantial dilution.

We will require funds to develop our service, create a marketing program and address all necessary concerns to achieve sales and income. We anticipate that we may require additional capital to fund our operations in 2015. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to develop and market our service and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders

Our ability to raise additional capital through the sale of our stock may be harmed by competing resales of our common stock by the selling shareholders.

The price of our common stock could fall if the selling shareholders sell substantial amounts of our common stock. These sales would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, because the selling shareholders may offer to sell their shares of common stock to potential investors for less than we do. Moreover, potential investors may not be interested in purchasing shares of our common stock if the selling shareholders are selling their shares of common stock.

Risks Related to a Development Stage Company

The loss of the services of our President could adversely affect our business.

Our success is dependent in large part upon the ability to execute our business plan. In particular, due to the relatively early stage of our business, our future success is highly dependent on the services of our President, who provides much of the necessary experience to execute our business plan. The loss of his services for any reason could impede our ability to achieve our objectives, such as the development of our software and related applications.

While no current lawsuits are filed against the Company, the possibility exists that a claim of some kind may be made in the future.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future. We currently have no plan to purchase liability insurance and we currently lack the resources to purchase such insurance.

Our products may not achieve market acceptance thereby reducing the chance for success.

We are planning to develop a product offering capabilities that, to our best knowledge, are somewhat new to the market with a limited number of similar products. It is unclear whether our product offering and its features or other unanticipated events may result in lower revenues than anticipated, making anticipated expenditures on development, advertising and promotion not feasible. Because of our limited cash, we have not performed any market studies or engaged any focus groups to provide information on demand or interest in our service offering.

If the market chooses to buy competitive products and services, the Company will not be financially viable.

Although the Company believes that its products will be of commercial usefulness, there is no verification by the marketplace that the Company’s products and services will be purchased by customers. If the market chooses to buy competitive products and services, it may be more difficult for the Company to be profitable and the Company's business would be substantially harmed. The Company believes that the purchase of its products is also highly dependent on perceptions of risk, financial viability of the Company, ability to provide related services and support, and other factors including brand perception, references, and commercial linkage between these sales and other products and services. If the Company is not able to manage these perceptions, it may not be able to meet its forecasts and projections.

The Company’s competitors are larger and have greater resources, giving them the ability to utilize commercial practices that may prevent customers from buying the Company’s products and services.

Many of our competitors are larger and have resources greater than those of the Company; therefore, there can be no assurance that potential customers will buy from the Company, as opposed to the Company's competitors. If potential customers do not buy from the Company, the Company's business would be significantly harmed. Competitors may also have greater leverage and stronger relationships with their customers, as well as the ability to offer lower prices, which could affect the Company’s ability to procure customers or cause customers to change.

The Company’s success depends, in part, on its ability to protect, develop and rapidly deploy intellectual property.

Although the Company currently believes it has adequate protection of its intellectual property, there is no assurance that such protection will be available or sufficient to preclude competition. Competitors may develop similar or superior products, business models and intellectual property. This could have a serious impact on the ability of the Company to succeed. If the Company fails to protect, develop and secure proprietary information and intellectual property, the value of the Company could be impaired.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, or disputes related to the validity or alleged infringement of third party intellectual property rights, including patent rights, we may in the future be subject to claims, negotiations or litigation. Intellectual property disputes and litigation may be costly and will be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business.

Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, subject us to injunctions restricting our sale of products, or cause severe disruptions to our operations or the marketplaces in which we compete.

If the Company is unable to adapt to the rapid technological change in its industry, the Company will not remain competitive and its business will suffer.

The Company’s market is characterized by rapidly changing technologies and evolving industry standards. The recent growth of intense competition in the industry exacerbates these market characteristics. The Company’s future success will depend on the Company’s ability to adapt to rapidly changing technologies by continually improving the features and reliability of its software and its services. The Company may experience difficulties that could delay or prevent the successful introduction or marketing of new products and services. In addition, new enhancements must achieve significant market acceptance. The Company could also incur substantial costs if the Company needs to modify its service or infrastructures or adapt its technology to respond to these changes.

Risks Related to Our Common Stock and Our Status as a Public Company

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operation will be retained for use in our business and not to pay dividends.

The ownership of our common stock is concentrated among a small number of shareholders, and if our principal shareholders, directors and officers choose to act together, they may be able to significantly influence management and operations, which may prevent us from taking actions that may be favorable to you.

Our ownership is concentrated among a small number of shareholders. Accordingly, these shareholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of the Company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

There is no assurance of a public market or that the Company’s common stock will ever trade on a recognized exchange; therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents to obtain a listing on the OTC Bulletin Board (or comparable platform), nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Our common stock is considered a “penny stock” which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their shares.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, the board of directors has the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Certain provisions of Delaware law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

Certain provisions of the Delaware General Corporation Law could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares, possibly at a premium over the then market price of our common stock. One of these Delaware laws prohibits us from engaging in a business combination with any interested stockholder (as defined in the statute) for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office space is located at 75 Danbury Road, Suite #508, Ridgefield, CT 06877.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 500,000,000 shares of common stock, $.0001 par value per share. There are 16,210,999 shares of our common stock issued and outstanding as of April 6, 2015. The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions or rights. Our common shareholders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote. Please refer to the Company’s Certificate of Incorporation as amended, Bylaws and the applicable statutes of the State of Delaware for a more complete description of the rights of holders of the Company’s common stock.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be provided by Board resolution authorizing the issuance of such preferred stock or series thereof; and the Board is vested with authority to fix such designations, preferences and relative participating, optional or other special rights or qualifications, limitations, or restrictions for each series, as shall be stated and expressed in the resolution or resolutions adopted by the board of directors, and to fix the number of shares constituting any classes or series and to increase or decrease the number of shares of any such class or series.

As of April 6, 2015, there are 20,000 shares of preferred stock designated as Series A Preferred Stock. The Company sold 20,000 shares of Series A Preferred Stock for $30,000 in August 2013 to an entity controlled by one of the Company’s founders and former officer. The following are material terms of the Series A Preferred Stock, the discussion is qualified in its entirety, by the Certificate of Designation for the Series A Preferred Stock:

•	Each share of Series A Preferred Stock shall have a par value of $0.0001 per share and a stated value of $1,000 per share.
•	So long as any shares of Series A Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of ninety percent (90%) of the shares of Series A Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities.
•	The Series A Preferred Stock shall not have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, except in limited circumstances as it relates to the Series A Preferred Stock.
•	Each share of Series A Preferred Stock shall be convertible into 1,000 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series A Preferred Stock.
•	The Holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that, after giving effect to the conversion set forth on the applicable Notice of Conversion, such Holder (together with such Holder’s Affiliates, and any Persons acting as a group together with such Holder or any of such Holder’s Affiliates) would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” shall be 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series A Preferred Stock held by the applicable Holder.

Options and Warrants

There are no outstanding options or other securities which are convertible into shares of our common stock, except as described below.

The Company has the following warrants outstanding:

•             In connection with the January 2014 private placement the Company issued warrants to purchase an aggregate of 345,333 shares of common stock at a price per share of $.64 for a term of three years from the date of issuance to 11 holders.

MARKET INFORMATION

Although our common stock is not listed on a public exchange, we anticipate filing to obtain a listing on the OTC Bulletin Board. In order to be quoted on the OTC Bulletin Board, a market-maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market-maker will agree to file the necessary documents to get the Company listed on the OTC Bulletin Board, nor can there be any assurance that such an application for quotation will be approved.

HOLDERS

As of April 6, 2015, there were approximately 21 stockholders of record. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to our common stock.

TRANSFER AGENT

Our transfer agent is VStock Transfer. They are located at 77 Spruce Street, Suite 201, Cedarhurst, NY 11516. Their telephone number is (212) 828-8436 and their facsimile number is (646) 536-3179.

DIVIDENDS

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future.  Our ability to pay cash dividends is subject to limitations imposed by state law.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a summary of all transactions during our fiscal year ended December 31, 2014. Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated. All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On January 22, 2014 the Company issued 116,000 shares of common stock @ $0.15, with a value of $17,400.

On February 25, 2014 the Company issued 60,000 shares of common stock @ $0.15, with a value of $9,000.

On May 1, 2014, the Company issued 250,000 shares of common stock for services of CFO.

On May 9, 2014 the Company issued 1,000,000 shares of common stock for consulting services.

On May 19, 2014 the Company issued 25,000 shares of its common stock for consulting services.

On November 19, 2014, the Company issued 25,000 shares of its common stock for consulting services.

SECURITIES APPROVED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the end of our fiscal year ended December 31, 2014, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The Company intends to provide multiple products and services related to the 3D Printing industry, which we hope will increase the value of the 3D printing experience for users across the globe. We will provide ‘hard’ products, such as 3D Printer components, the desktop extruder machine and 3DBuilder-Bags for example, and ‘soft’ products, such as gaming applications, competitions and possibly software, to make 3D printing more useful, valuable and fun.

We are an emerging stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, although there is no guarantee we will be able to raise such funds.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013.

Net Loss

Our net loss for fiscal year ended December 31, 2014 was $316,525 compared to a net loss of $135,222 for the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013, an increase of $181,303. During fiscal year ended December 31, 2014 we did not generate any revenue, as compared with $1,050 for the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013. The increase in net loss was primarily a result of the expenses recorded for consultants and outside services.

Operating Expenses

During fiscal year ended December 31, 2014, we incurred operating expenses of $315,137 compared to $102,533 incurred during the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013, an increase of $212,604. The increase in operating expenses was primarily attributable to costs associated with consultants and outside services. We incurred interest expense for the fiscal year ended December 31, 2014 in the amount of $1,174 as compared with $33 for the period March 8, 2013 (inception) through the fiscal year ended December 31, 2013, an increase of $1,141.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2014

As of December 31, 2014, our current assets were $4,266 and our current liabilities were $98,493, which resulted in a working capital deficit of $94,227. As of December 31, 2013, current assets were $8,559 and our current liabilities were $13,400, which resulted in a working capital deficit of $4,841.

The increase in total assets during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was due to an increase in Patent Costs of $9,340, Equipment Purchases of $3,244 and Web site development costs of $1,545.

As of December 31, 2014, our total liabilities were $98,493 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to debt from a related party of $73,631.

Stockholders’ Equity decreased from $26,287 during the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013 to $(50,256) deficit for fiscal year ended December 31, 2014.

Cash Flows from Operating Activities

The Company is a development stage company and has not generated revenues. As a result our operating activities have to date resulted in net cash used. For the fiscal year ended December 31, 2014, net cash used in operating activities was $96,063 compared to $62,139 for the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013. Net cash used in operating activities consisted primarily of our net loss of $310,648 which was offset by noncash amounts of $204,582 in share based compensation for the year 2014, as compared with $60,146 for the period March 8, 2013 (period of inception) to December 31, 2013.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2014 and for the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013, net cash flows used in investing activities was $14,129 as compared to $31,302 during the period from March 8, 2013 (inception) through the year ended December 31, 2013.

The increase in cash used in investing was primarily related to funds used for patent rights of $9,340, equipment purchases of $3,244 and Web Development of $1,545.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2014, net cash flows provided from financing activities was $109,031 compared to $100,000 during the period from March 8, 2013 (inception) through the fiscal year ended December 31, 2013. Cash flows from financing activities for the fiscal year ended December 31, 2014 consisted primarily of $73,631 in proceeds from loans from a related party and $35,400 in proceeds from the sale of the Company’s common stock. Cash flows from financing activities for the period from March 8, 2013 (inception) to December 31, 2013 consisted of $10,000 from a loan from a related party and $90,000 from the sale of the Company’s common stock.

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for the year ended December 31, 2014.

MATERIAL COMMITMENTS

Promissory Notes

The Company has signed a note with New Skyline Partners, LLC that carries a 2.8% interest rate, as set forth below:

Note payable – related party consisted of the following:

	December 31, 2014	December 31, 2013
On May 1, 2013, the Company issued a note to New Skyline Partners, LLC, in the principal amount of $10,000 with interest at 5%, per annum, maturing on April 30, 2014. On Nov. 17, 2014, the note and all previous notes and accrued interest to that date were amended and increased to one $76,131.53 note. The note matures on November 16, 2015 and bears interest at 2.8%, per annum.	$76,132	$10,000
	$76,132	$10,000

Interest expense for the years ended December 31, 2014 and 2013 was $1174 and $33, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report of December 31, 2014 and December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3D Total Solutions Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

3D Total Solutions Inc.

We have audited the accompanying consolidated balance sheets of 3D Total Solutions Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31, 2014 and for the period from March 8, 2013 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from March 8, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey

April 13, 2015

3D Total Solutions Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$4,266	$6,559
Prepaid expenses	-	2,000

Total Current Assets	4,266	8,559

PROPERTY AND EQUIPMENT
Office equipment	4,286	1,042
Accumulated depreciation	(1,031)	(174)

Property and equipment, net	3,255	868

PATENT APPLICATION COSTS	36,000	26,660

WEBSITE DEVELOPMENT COSTS, net	4,716	3,600

Total Assets	$48,237	$39,687

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$14,538	$-
Accrued expenses	324	3,400
Advances-related party	7,500
Current portion of notes payable - related party	76,131	-

Total Current Liabilities	98,493	3,400

LONG-TERM LIABILITIES
Note payable - related party	-	10,000

Total Long-Term Labilities	-	10,000

Total Liabilities	98,493	13,400

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)

3D TOTAL SOLUTIONS, INC. STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.0001: 1,000,000 shares authorized;
20,000 shares designated
Series A convertible preferred stock par value $0.0001: 20,000 shares authorized;
20,000 shares issued and outstanding	2	2
Common stock par value $0.0001: 500,000,000 shares authorized;
17,997,000 and 16,510,000 shares outstanding, respectively	1,800	1,651
Additional paid-in capital	415,072	175,239
Accumulated deficit	(444,623)	(135,222)

Total 3D Total Solutions, Inc. Stockholders' Equity (Deficit)	(27,749)	41,670

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	-
Non-controlling interest - retained earnings in consolidated subsidiary	(22,507)	(15,383)

Total Non-controlling interest in subsidiary	(22,507)	(15,383)

Total Equity (Deficit)	(50,256)	26,287

Total Liabilities and Equity (Deficit)	$48,237	$39,687

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Period From March 8, 2013 (Inception) Through
	December 31, 2014	December 31, 2013

Revenue	$-	$-

OPERATING EXPENSES
Compensation	68,832	68,293
Professional fees	35,020	45,820
Research and development	2,013	26,036
Consulting	153,750	-
General and administrative expenses	55,522	10,363

Total operating expenses	315,137	150,512

LOSS FROM OPERATIONS	(315,137)	(150,512)

OTHER (INCOME) EXPENSE
Interest expense	1,388	333
Other income	-	(240)

Other (income) expense, net	1,388	93

LOSS BEFORE INCOME TAX PROVISION	(316,525)	(150,605)

INCOME TAX PROVISION	-	-

NET LOSS
Net loss before non-controlling interest	(316,525)	(150,605)
Net loss attributable to non-controlling interest holder	(7,124)	(15,383)

Net loss attributable to 3D Total Solutions, Inc.	$(309,401)	$(135,222)

EARNINGS PER SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	17,501,348	5,494,915

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Period form March 8, 2013 (Inception) through December 31, 2014

							Total 3D Total
	Series A Convertible						Solutions, Inc.
	Peferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, March 8, 2013 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock issued for employee services valued at $0.0001 per share on March 11, 2013			1,000,000	100			100		100

Common stock issued for cash at $0.01 per share on June 15, 2013			2,000,000	200	19,800		20,000		20,000

Common stock issued for employee services valued at $0.01 per share on August 1, 2013			3,000,000	300	29,700		30,000		30,000

Preferred stock issued for cash at $1.50 per share on August 6, 2013	20,000	2			29,998		30,000		30,000

Common stock issued for third party servives valued at $0.01 per share on September 24, 2013			2,000,000	200	19,800		20,000		20,000

Common stock issued for cash at $0.01333 per share on September 30, 2013			3,000,000	300	39,700		40,000		40,000

Common stock issued to COO pursuant to an employment agreement for future services valued at $0.01333 per share granted on October 22, 2013			3,000,000	300	39,700		40,000		40,000

Common stock issued to COO pursuant to an employment agreement for future services valued at $0.01333 per share granted on October 22, 2013					(40,000)		(40,000)		(40,000)

Amortization of deferred COO services					3,333		3,333		3,333

Common stock issued for employee services valued at $0.01333 per share on November 1, 2013			250,000	25	3,308		3,333		3,333

Common stock issued for provisional patent valued at $0.01333 per share on November 16, 2013			2,000,000	200	26,460		26,660		26,660

Common stock issued for employee services valued at $0.01333 per share on November 21, 2013			200,000	20	2,646		2,666		2,666

Common stock issued for termination valued at $0.01333 per share on December 23, 2013			60,000	6	794		800		800

Net loss						(135,222)	(135,222)	(15,383)	(150,605)

Balance, December 31, 2013	20,000	2	16,510,000	1,651	175,239	(135,222)	41,670	(15,383)	26,287

Common stock and warrants issued for cash at $0.15 on January 22, 2014			116,000	12	17,388		17,400		17,400

Amortization of deferred COO services					13,332		13,332		13,332

Common stock and warrants issued for cash at $0.15 per unit on February 25, 2014			60,000	6	8,994		9,000		9,000

Common stock issued for employee services valued at At $0.15 per share granted on May 1, 2014			250,000	25	37,475		37,500		37,500

Common stock issued for consulting services valued at At $0.15 per share granted on May 9, 2014			1,000,000	100	149,900		150,000		150,000

Common stock issued to Consultant pursuant to an agreement for future services valued At $0.15 per share granted on May 19, 2014			25,000	2	3,748		3,750		3,750

Common stock issued for cash at $0.25 per share on December 3, 2014			24,000	3	5,997		6,000		6,000

Common stock issued for cash at $0.25 per share on December 15, 2014			12,000	1	2,999		3,000		3,000

Net loss						(309,401)	(309,401)	(7,124)	(316,525)

Balance, December 31, 2014	20,000	$2	17,997,000	$1,800	$415,072	$(444,623)	$(27,749)	$(22,507)	$(50,256)

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Cash Flows

			For the Period from
	For the Year	For the Year	March 8, 2013
	Ended	Ended	(inception) through
	December 31, 2014	December 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(316,525)	$(9,349)	$(467,130)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	857	-	1,031
Amortizatiion	429
Common shares issued for third party services	153,750
Common shares issued for employee services	50,832	100	111,064
Changes in operating assets and liabilities:
Prepaid expenses	2,000	-	-
Accounts payable	14,538
Accrued expenses	(3,076)	-	324

NET CASH USED IN OPERATING ACTIVITIES	(97,195)	(9,349)	(354,711)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,244)	(1,043)	(4,286)
Patent application costs	(9,340)	(1,775)
Website development costs	(1,545)

NET CASH USED IN INVESTING ACTIVITIES	(14,129)	(2,818)	(7,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	66,131	10,000	76,131
Advances-related party	7,500
Sale of preferred stock	-	20,000
Sale of common stock	35,400	100	95,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	109,031	30,100	201,531

NET CHANGE IN CASH	(2,293)	17,933	(161,066)

Cash at beginning of reporting period	6,559	-	-

Cash at end of reporting period	$4,266	17,933	5,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$1,174	-	377

Income tax paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for provisional patent	-	-	26,660

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Earnings per Share

Earnings per share are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share ("EPS") are computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

The total amount of potentially outstanding dilutive common shares from the conversion of the preferred stock is 1,000 and 1,000 for the year ended December 31, 2014 and for the reporting period ended December 31, 2013, respectively.

There were no incremental common shares under the Treasury Stock Method for the year ended December 31, 2014 or for the reporting period ended December 31, 2013.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2014	December 31, 2013

Office Equipment	$4,286	$1,042

	4,286	1,042
Less: Accumulated depreciation	(1,031)	(174)
	$3,255	$868

(i)  Depreciation Expense

Depreciation expense was $857 and $174 for the reporting period ended December 31, 2014 and for the period from March 8, 2013 (inception) through December 31, 2013, respectively.

(ii)  Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

Note 5 – Patent Application Costs

The Company obtained a United States provisional patent #61/868,199, Methods of Playing Games Using the Internet and a 3D Printer from an individual, by assignment, effective November 16, 2013, in exchange for 2,000,000 shares of its restricted common stock.  The provisional patent was originally granted on August 1, 2013 and is good for one year before applying for a permanent patent. The Company applied for a permanent patent on July 11, 2014. The provisional patent was valued at the fair value of the Company’s common stock on the date of issuance of $0.0133 per share, or $26,660. In addition the Company paid $9,340 for legal fees associated with the patent application during the year ending December 31, 2014.

Note 6 – Website Development Costs

The Company has expended $5,145 through December 31, 2014 for a website that became functional on September 30, 2014.

(i)  Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at December 31, 2014.

(ii)  Amortization Expense

Amortization expense was $429 and $0 for the reporting period ended December 31, 2014 and 2013, respectively.

Note 7– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

New Skyline Partners, LLC	Owned by significant stockholder

Advances from Related Party

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the month of December 2104, New Skyline Partners, LLC advanced $7,500 to the Company for working capital purpose. The advances are due on demand and bear no interest.

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	December 30, 2014	December 31, 2013
On May 1, 2013, the Company issued a note to New Skyline Partners, LLC, in the principal amount of $10,000 with interest at 5% per annum maturing on April 30, 2014. On Nov. 17, 2014, the note and all previous notes and accrued interest to that date were amended and increased to one note in the principal amount of $76,131. The note matures on November 16, 2015 and bears interest at 2.8% per annum.	$76,131	$10,000

	$76,131	$10,000

Interest expense for the year ended December 30, 2014 and 2013 was $1,388 and $33, respectively.

Note 8 - Commitments and Contingencies

Employment Agreements

Head of the Desktop Extruder Division

On November 21, 2013, the Company entered into an employment agreement with Brandon Bell (the “Developer”) in connection with his appointment as the Company’s Head of the Desktop Extruder Division.

(i)	Scope of Services

The Developer shall develop for the Company an operating prototype or prototypes of the Device which initial prototype shall be presented to the Company for its inspection no later than March 15, 2014 (or such earlier date mutually agreed upon by both parties). The period from the date hereof until March 15, 2014 is hereinafter referred to as the "Prototype Development Period." The Company shall cooperate with the Developer during the Prototype Development Period by providing the Company's specifications for the Device and responding within a reasonable time to any requests for information requested by the Developer relevant to the Device's development. Developer shall be involved in all phases of testing and allowed to participate in any and all discussions, including but not limited to discussions concerning the engineering, modification, manufacturing, production, and pricing of the Prototype. Upon the expiration of the Prototype Development Period the Developer agrees to remain in such capacity with the Company and devote at least eight hours per week on the business and affairs of the Company.

(ii)	Term

Effective on November 21, 2013, the Developer shall become the Head of the Desktop Extruder Division of the Company for a period of three years (subject to the terms of this Agreement).

(iii)	Expenses and Compensation

(a)	Upon execution of this Agreement, the Company shall pay the Developer the pre-approved expenses and costs of developing the prototype — expected not to exceed $20,000 — and shall issue to the Developer 200,000 restricted shares of the Company's common stock. The percentage ownership interest of such shares, measured on a fully diluted basis (based on 40,000,000), shall be free from dilution for 24 months without the need for the Developer to pay any consideration for newly issued shares, such that the company shall issue additional shares to the Developer at the end of each calendar quarter to ensure that said percentage ownership interest is preserved. In the event of Prototype Acceptance and this Agreement has not been terminated for cause (as defined below), the Developer shall thereupon be entitled to warrants to purchase 2,200,000 restricted shares of the Company's common stock as follows:

(i)	Warrants to purchase 733,334 shares ("Phase 1 Warrants") immediately upon the date of Prototype Acceptance, if any. The exercise price of Phase 1 Warrants shall be $0.0001 and shall be exercisable in whole but not in part through the third anniversary of issuance.

(ii)	Warrants to purchase 733,333 shares (''Phase 2 Warrants”) shall be issued on the first anniversary of Prototype Acceptance, if any. The exercise price shall be greater of $0.0001 per share or 25% of the average of the closing trading prices for the Company's common stock during the 30 day period immediately prior to issuance of the Phase 2 Warrants in the event that such common stock is then publicly traded.

(iii)	Warrants to purchase 733,333 shares ("Phase 3 Warrants") shall be issued on the first anniversary of Prototype Acceptance, if any. The exercise price shall be greater of $0.0001 per share or 25% of the average of the closing trading prices for the Company's common stock during the 30 day period immediately prior to issuance of the Phase 3 Warrants in the event that such common stock is then publicly traded.

The Phase I Warrants, the Phase II Warrants, and the Phase III Warrants are sometimes collectively referred to as the "Warrants." Shares of the Company's common stock issuable upon exercise of the Warrants shall be restricted from re-sale by Developer for a period of six (6) months from the date of such exercise, after which time Developer shall be able to sell such shares common stock, subject to an aggregate limit of two hundred thousand shares (200,000) per calendar month thereafter. The Warrants (or any portion thereof) shall be non-transferrable by Developer, and shall be restricted from any subsequent assignment or transfer by Developer without the express written consent from the Company. The form of the warrant described herein is attached hereto as an Addendum to this Agreement.

The Developer did not earn the earnable Warrants to purchase 2,200,000 restricted shares of the Company's common stock specified in this Employment Agreement as the Developer did not provide the Prototype during the Prototype Development Period.

(b)	The Company shall during the term of this Agreement pay the Developer a royalty in the amount of 7.5% on gross revenues (less parts and shipping) received by the Company from sales of the Device, payable quarterly in arrears, capped at $80,000 per 12 month period, and payable for 36 months from the date of first such sale.

(iv)	Exclusivity

Developer acknowledges that with respect to the development of the Device that he has an exclusive relationship with the Company, including a non-disclosure agreement, for purposes of developing the Device, and shall not, during the term hereof produce or develop, or work with or for any entity or person(s) to produce or develop, anything which could be construed in any manner to compete with the Device, as far as pricing and similar weight (45 pounds us referenced above) is concerned. The Company understands that the Developer and its agents are currently providing certain services to other individuals or companies in the 3D printing industry manufacturing and selling filament.

Chief Financial Officer

On November 1, 2013, the Company entered into an employment agreement with David Hostelley (“CFO”) in connection with his appointment as the Company’s Chief Financial Officer.

(i)	Scope of Services

In connection with the terms of this Agreement the CFO shall perform those services normally associated with serving as Chief Financial Officer of a company reporting under the Exchange Act of 1934, as amended.

(ii)	Term

The term of this Agreement shall be for a period of one year commencing on November 1, 2014. Thereafter, this Agreement may be extended for periods by the mutual Agreement of the parties hereto. Said extensions must be in writing, executed before the end of the initial term or any extension thereof.

(iii)	Compensation

In exchange for the services rendered hereunder by CFO, the Company hereby agrees to pay to CFO the following:

(i)	$1,500 per month during the term of the Agreement.

(ii)	250,000 shares of the Company's Common Stock ("Shares") issuable June l, 2014 provided this Agreement remains in effect.

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

Issuance of Common Stock for Obtaining Employee Services

On March 11, 2013, the Company issued 1,000,000 shares of its common stock to its founder for services performed. The shares were valued at the par value of $0.0001 per share or $100.

On August 1, 2013 the Company issued 3,000,000 shares of its common stock, valued at $0.01 per share, or $30,000, to its founder to assume the positions of President and Chief Executive Officer of the Company.

On October 22, 2013, the Company entered into an employment agreement with James Endee (“Endee”) in connection with his appointment as the Company’s Chief Operating Officer. The term of the Agreement is for a period of three (3) years, commencing on October 22, 2013. During the Term, the Company will pay Endee three million (3,000,000) shares of the Company’s common stock, issuable 250,000 shares at a time on a quarterly basis commencing October 22, 2013. The three million shares were valued at $0.0133 per share or $40,000 on the date of grant and were amortized over the vesting period, or approximately $3,333 per quarter. For the year ended December 31, 2014 the Company recorded $13,332 as officer’s compensation. For the year ended December 31, 2013 the Company recorded $3,333 as officer’s compensation.

On November 1, 2013, the Company issued 250,000 shares of its common stock valued at $0.01333 per share or $3,333 to its Chief Financial Officer. The shares were fully vested and non-forfeitable on the date of issuance.

On November 21, 2013, the Company issued 200,000 shares of its common stock valued at $0.01333 per share or $2,666 to its Head of Desktop Extrusion. The shares were fully vested and non-forfeitable on the date of issuance and were free from dilution for the first twenty-four (24) months.

On December 23, 2013, the Company issued 60,000 shares of its common stock valued at $0.01333 per share or $800 per the terms and conditions of a Separation Agreement with its former Chief Technology Officer. The shares were fully vested and non-forfeitable on the date of issuance.

On May 1, 2014, the Company issued 250,000 shares of its common stock valued at $0.15 per share or $37,500 to its Chief Financial Officer. The shares were fully vested and non-forfeitable on the date of issuance.

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

Advisor Agreement - Patrick J. O'Neil

On May 14, 2014, the Company entered into an advisor agreement with and Patrick J. O'Neil (the "Advisor").

(i)	Term

Effective the date hereof, the Advisor shall become an advisor to the Company for a period of three years.

(ii)	Scope of Services

The Advisor shall consult and advise the Company on the design and implementation of certain technological initiatives including, but not limited to: six headed printer component capable of printing multiple filaments, and the initial programming and architecture of a CAD Download Website. The Advisor agrees that he shall be available upon reasonable request of the executives of the Company and agrees to respond in a timely manner to all reasonable requests of the executives of the Company.

(iii)	Compensation

In exchange for the services rendered by the Advisor hereunder, during the Term of this Agreement, provided it has not been terminated, the Company shall issue to the Advisor the following: 1,000,000 shares of its common stock, with standard restrictive legend, on the execution of this Agreement; 1,000,000 shares of its common stock, with standard restrictive legend, on the 1-year anniversary of the execution of this document, (collectively, the "Shares").

(iv)	Intellectual Property Rights

(a) In the event the Company were to license, sell, transfer or convey the patent titled: "3D PR1NTER SYSTEM WITH CIRCULAR CAROUSEL AND MULTIPLE MATERIAL DELIVERY SYSTEM" Application No. 61 /976,137, the Company shall pay to the Advisor twenty five (25%) percent of the proceeds received by the Company and (b) In the event that the Company should cease to operate or file for bankruptcy, the ownership of the patent referred above will revert to the Advisor.

(v)	Termination

Either party may terminate this Agreement upon 30 days written notice by either party. Provided that the provisional patent is properly filed, a demonstration prototype is completed and the software for the CAD Download Site is completed, the compensation in Section 3 will be paid in full upon termination. The provisions in Intellectual Property Rights will survive any termination of this Agreement by either party.

On May 14, 2014, the Company issued 1,000,000 shares of its common stock to a consultant for future services to be performed over a three year period. These shares are fully vested and non-forfeitable and were valued at $0.15 per share, or $150,000.

Advisor Agreement - Dr. Thomas BarbAaro

On May 19, 2014, the Company entered into an advisor agreement with and Dr. Thomas Barbaro (the "Advisor").

(i)	Term

Effective the date hereof, Effective the date hereof, the Advisor shall become an advisor to the Company for a period of two years.

(ii)	Scope of Services

The Advisor shall serve as an advisor to the Company on the field of orthotics and 30 plastics applications. The Advisor agrees that he shall be available upon reasonable request of the executives of the Company and agrees to respond in a timely manner to all reasonable requests of the executives of the Company.

(iii)	Compensation

In exchange for the services rendered by the Advisor hereunder, during the Term of this Agreement, provided it has not been terminated, the Company shall issue to the Advisor an aggregate of 25,000 shares of its common stock, with standard restrictive legend, upon signing the agreement, and 25,000 shares six months after the date hereof, 12 months after the date hereof, and l 8 months after the date hereof (an aggregate of 100,000 shares, the "Shares").

(iv)	Termination

Either party may terminate this Agreement upon 30 days written notice by either party. Upon termination all rights to compensation shall cease.

On May 19, 2014, the Company issued 25,000 shares of its common stock to a consultant for services related to the Company’s research and development of orthotics products and/or services. These shares were valued at $0.15 per share, or $3,750.

Issuance of Common Stock or Equity Units for Cash

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

On December 3, 2014 the Company issued 24,000 shares of its common stock at $0.25 per unit or $6,000 for cash.

On December 15, 2014 the Company issued 12,000 shares of its common stock at $0.25 per unit or $3,000 for cash.

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

The table below summarizes the Company’s warrant activities through December 31, 2014:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	-	$-	$-	$-	$-

Granted	351,998	0.64	0.64	3,014	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2014	351,998	$0.64	$0.64	$3,014	$-

Earned and exercisable, December 31, 2014	351,998	$0.64	$0.64	$3,014	$-

Unvested, December 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.64	351,998	2.00	$0.64	351,998	2.00	$0.64

$0.64	351,998	2.00	$0.64	351,998	2.00	$0.64

Note 10 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $467,130 that may be offset against future taxable income through 2034. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $158,824 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $107,619 and $51,206 for the year ended December 31, 2014 and for the period from March 8, 2013 (inception) through December 31, 2013.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$158,824	$51,206

Less valuation allowance	(158,824)	(51,206)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2014	For the period from March 8, 2013 (inception) through December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for the reporting period ended December 31, 2014 or 2013. The Company's corporation income tax returns for the reporting period ended December 31, 2014 and 2013 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 11 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On January 9, 2015 the Company issued 11,200 shares to two individuals for $2,800.

On March 25, 2015 the Company issued 16,000 shares to four individuals for $4,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that our internal control over financial reporting was not effective at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to the same individual (James Endee) serving as the sole board member and as the Chief Executive Officer of the Company. Due to our development stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and CFO have concluded that these controls and procedures are not effective at the “reasonable assurance” level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. The audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position

David Hostelley	75	CFO
James Endee	38	President, Director, CEO

David Hostelley, CFO

David Hostelley was appointed Chief Financial Officer of the Company in November 2013. Dr. Hostelley, our Chief Financial Officer and Director, is a CPA (inactive) licensed by the state of Ohio. In 1984, he earned his Ph.D. in management while a lecturer in the MBA Program of Baldwin-Wallace College. He formerly lectured in Accounting and Management for Walsh University, North Canton, Ohio. For the past five years to the present he has served as CEO/CFO and board member of publicly traded companies, which are:

From 08-09 to 01-11 EARI.PK / Entertainment Arts Research, Inc.

From 06-10 to 07-11 QEBR.OB / Virtual Medical International, Inc.

From 03-11 to 9-11CVSL.OB / Cardio Vascular Medical Device, Inc.

From 06-15-14 to present STLT.OB/ Spotlight Innovation Inc.

He has structured numerous acquisitions in the fields of printing, oil and gas development, private schools, insurance agencies, hotels, manufacturing, debit card issuance, health products and health clubs and service entities. He has formed Not-For-Profit entities and serves on the board of trustees. In his capacity of trainer in the field of Project Management, Dr. Hostelley has taught the executives of: Ford Motor Company, Westinghouse, National Fuel Gas, General Electric, Stromberg-Carlson, Doehler-Jarvis, Marvin Windows, Progressive Insurance, EDI Engineering, Sun Exploration, Tennessee Valley Authority, SPX Corporation, The Venezuelan Oil Ministry, Ford Museum in Greenfield Village, and numerous other companies. He has lectured in South Africa, Venezuela, Canada, and the United States. He is active in his Church.

James Endee, President, CEO, Director

James Endee was appointed Chief Operating Officer of the Company in October, 2013, and became President, CEO and Director in April 2014.With a B.S. in Mechanical Engineering from Tufts University and a well-rounded engineering and management background, he is aptly suited to handle the challenges of a growing high-technology company. His engineering background includes working in engineering management roles for a high-volume global printed circuit board manufacturer, as well as sales engineering roles for an acoustical products company and a national energy efficiency services company.

Our directors will serve until their successors are elected and qualified. Our officers are elected by the board of directors until they are removed from office. The directors are expected to hold their offices until the next annual meeting of shareholders.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

 INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officers, directors and employees but plan to do so during the fiscal year ending December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	Stock Awards (#)		All Other Compensation ($)	Total ($)
Richard Epstein, former President,	2013	0	0	0	1,000,000		0	0
CEO, Director (1)	2014
James Endee,	2013
President, CEO,	2014	0	0	0	6,000,000	**	0	0
Director (2)
David Hostelley	2013	$7,500	0	0	250,000			$7,500
CFO (3)	2014	$18,000	0	0	250,000		0	18,000

** 3,000,000 of the 6,000,000 is issuable quarterly. 4,250,000 of the 6,000,000 issued as of 12/31/2014

(1)	Richard Epstein was a former Executive Officer and sole director of the Company until April 2014.
(2)	James Endee became COO of the Company in October 2013, and President, CEO and Director in April 2014.
(3)	David Hostelley became CFO of the Company in October 2013.

DIRECTOR COMPENSATION

Our Director does not receive compensation for serving as a director of the Company.

STOCK OPTIONS/GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2014

There were no stock options granted to officers of the Company during the year ended December 31, 2014.

EXECUTIVE AGREEMENTS

On October 22, 2013 the Company entered into an agreement with James Endee, President, CEO, Secretary and sole Director of the Company for three years, and he is to receive 250,000 shares of the Company’s common stock on each three month anniversary of such date during the term hereof, provided the agreement remains in effect.

On November 13, 2014 (effective November 1, 2014), the Company entered into an agreement with David F. Hostelley, CFO. He is to receive $1,500 per month and the agreement expires October 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 14, 2015, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Richard Epstein, former Director, former President	1,000,000	5.6
James Endee, President, CEO, Director (3)	4,250,000	23.6
David Hostelley, CFO	500,000	2.8
New Skyline Partners, LLC (4)	5,000,000	27.8
Jeffrey M Stein	2,000,000	11.1

Executive Officers and Directors as a Group (Two persons)	4,750,000	26.4

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 6, 2015. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of April 6, 2015 pursuant to the exercise of options, warrants or other securities convertible into common stock are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Percent of class is calculated on the basis of the number of shares outstanding on April 6, 2015 (16,210,999).

(3) Pursuant to the agreement with Mr. Endee the Company agreed to issue an aggregate of 6,000,000 shares of the Company's Common Stock, issuable 250,000 shares quarterly throughout the term of the agreement.

(4) Glenn Lafaye (Manager) has voting and dispositive control over the common shares beneficially owned by New Skyline Partners, LLC The address for New Skyline Partners, LLC is 26 Powderhorn Drive, Ridgefield, CT 06877. Excludes 20,000 shares of Series A Preferred Stock. The manager of New Skyline Partners, LLC is the son-in-law of Richard Epstein, former President of the Company.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2014.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have agreed to compensate James Endee our President, CEO and sole director, and David Hostelley, our CFO as more fully described in Item 11 above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2014 and 2013.

Principal Accounting Fees & Services	2014	2013
Audit Fees	$13,250	$-
Related Audit Fees	$-	-
Tax Preparation Fees	$-	-
Other Fees	-	-

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Certificate of Incorporation 3D Total Solutions Inc.**
3.2	Certificate of Amendment to Certificate of Incorporation 3D Total Solutions Inc.**
3.3	Amended Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock.**
3.4	Bylaws 3D Total Solutions Inc. **
3.5	Articles of Association of 3D Total Solutions Limited**
10.1	Stock Purchase Agreement Dated June 15, 2013 between 3D Total Solutions Inc. (collectively referred to as the “Company) and New Skyline Partners, LLC.**
10.2	Stock Purchase Agreement Dated August 6, 2013 between 3D Total Solutions Inc. (collectively referred to as the “Company) and New Skyline Partners, LLC.**
10.3	Stock Purchase Agreement Dated September 30, 2013 between 3D Total Solutions Inc. (collectively referred to as the “Company) and New Skyline Partners, LLC.**
10.4	Agreement Dated October 22, 2013 between 3D Total Solutions Inc. and James Endee.**
10.5	Agreement Dated November 1, 2013 between 3D Total Solutions Inc. and David Hostelley.**
10.6	Assignment Agreement Dated November 17, 2013 between 3D Total Solutions Inc. and Ellen Ross.**
10.7	Assignment Agreement Dated February 24, 2014 between 3D Total Solutions Inc. and Jason Perkes.**
10.8	Agreement Dated May 14, 2014 between 3D Total Solutions Inc. and Patrick J. O’Neill.**
10.9	Agreement Dated May 19, 2014 between 3D Total Solutions Inc. and Dr. Thomas Barbaro.**

10.10	Form of subscription agreement**

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

* filed herewith.

** filed as Exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on July 17, 2014

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D Total Solutions, Inc.

Dated: April 14, 2015	By:	/s/ James Endee
James Endee, President/Chief
Executive Officer

Dated: April 14, 2015	By:	/s/ David F. Hostelley
David F. Hostelley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2015	By:	/s/ James Endee
President/Chief Executive Officer, Director

