Form 10-Q
period 2015-03-31
3D Total Solutions Inc.
filed 2015-05-20
CIK 1595326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

Commission File No. 333-197477

3D Total Solutions Inc.

(Name of small business issuer in its charter)

Delaware	36-4756901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Danbury Road, Suite 508 Ridgefield, CT 06877
(Address of principal executive offices) Tel. (203) 431-7794
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2015 the Company had outstanding 16,235,999 shares of its common stock, par value $.0001.

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

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

3

3D Total Solutions Inc.

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,011	$4,266

Total Current Assets	1,011	4,266

PROPERTY AND EQUIPMENT
Office equipment	4,286	4,286
Accumulated depreciation	(1,245)	(1,031)

Property and equipment, net	3,041	3,255

PATENT APPLICATION COSTS	36,000	36,000

WEBSITE DEVELOPMENT COSTS
Website development costs	5,145	5,145
Accumulated amortization	(858)	(429)

Website development costs, net	4,287	4,716

Total Assets	$44,339	$48,237

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,850	$14,538
Accrued expenses	11,245	324
Advances from related party	9,000	7,500
Notes payable - related party	76,131	76,131

Total Current Liabilities	106,226	98,493

Total Liabilities	106,226	98,493

COMMITMENTS AND CONTINGENCIES

DEFICIT

3D TOTAL SOLUTIONS, INC. STOCKHOLDERS' DEFICIT
Preferred stock par value $0.0001: 1,000,000 shares authorized;
20,000 shares designated
Series A convertible preferred stock par value $0.0001: 20,000 shares designated;
20,000 shares issued and outstanding	2	2
Common stock par value $0.0001: 500,000,000 shares authorized;
18,024,199 and 17,996,999 shares outstanding, respectively	1,803	1,800
Additional paid-in capital	425,202	415,072
Accumulated deficit	(466,387)	(444,623)

Total 3D Total Solutions, Inc. Stockholders' Deficit	(39,380)	(27,749)

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	-
Non-controlling interest - retained earnings in consolidated subsidiary	(22,507)	(22,507)

Total Non-controlling interest in subsidiary	(22,507)	(22,507)

Total Deficit	(61,887)	(50,256)

Total Liabilities and Deficit	$44,339	$48,237

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statement of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

OPERATING EXPENSES
Compensation	7,833	7,833
Professional fees	11,250	5,730
Research and development	-	5,050
General and administrative expenses	2,148	21,640

Total operating expenses	21,231	40,253

LOSS FROM OPERATIONS	(21,231)	(40,253)

OTHER (INCOME) EXPENSE
Interest expense - related party	533	44

Other (income) expense, net	533	44

LOSS BEFORE INCOME TAX PROVISION	(21,764)	(40,297)

INCOME TAX PROVISION	-	-

NET LOSS
Net loss before non-controlling interest	(21,764)	(40,297)
Net loss attributable to non-controlling interest holder	-	-

Net loss attributable to 3D Total Solutions, Inc.	$(21,764)	$(40,297)

EARNINGS PER SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	18,007,649	16,643,600

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Reporting Period Ended March 31, 2015

(Unaudited)

							Total
	Series A Convertible Peferred Stock Par Value $0.0001		Common Stock Par Value $0.0001				3D Total Solutions, Inc
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, December 31, 2013	20,000	$2	16,510,000	$1,651	$175,239	$(135,222)	$41,670	$(15,383)	$26,287

Common stock and
warrants issued for cash at $0.15 on January 22, 2014			116,000	12	17,388		17,400		17,400

Amortization of deferred COO services					13,332		13,332		13,332

Common stock and
warrants issued for cash at $0.15 per unit on February 25, 2014			59,999	6	8,994		9,000		9,000

Common stock issued for
employee services valued at $0.15 per share granted on May 1, 2014			250,000	25	37,475		37,500		37,500

Common stock issued for
consulting services valued at $0.15 per share granted on May 14, 2014			1,000,000	100	149,900		150,000		150,000

Common stock issued to
Consultant pursuant to an agreement for future services valued
At $0.15 per share granted on May 19, 2014			25,000	2	3,748		3,750		3,750

Common stock issued for
cash at $0.25 per share on December 3, 2014			24,000	3	5,997		6,000		6,000

Common stock issued for
cash at $0.25 per share on December 15, 2014			12,000	1	2,999		3,000		3,000

Net loss						(309,401)	(309,401)	(7,124)	(316,525)

Balance, December 31, 2014	20,000	2	17,996,999	1,800	415,072	(444,623)	(27,749)	(22,507)	(50,256)

Common stock issued for
cash at $0.25 on January 13, 2015			11,200	1	2,799		2,800		2,800

Common stock issued for
cash at $0.25 on March 25, 2015			16,000	2	3,998		4,000		4,000

Amortization of deferred COO services					3,333		3,333		3,333

Net loss						(21,764)	(21,764)		(21,764)

Balance, December 31, 2014	20,000	$2	18,024,199	$1,803	$425,202	$(466,387)	$(39,380)	$(22,507)	$(61,887)

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(21,764)	$(40,297)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	214	226
Amortizatiion	429	-
Common shares issued for employee services	3,333	3,333
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	(4,688)	-
Accrued expenses	10,921	4,544

NET CASH USED IN OPERATING ACTIVITIES	(11,555)	(30,194)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	-	(2,498)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	-	5,000
Advances from related party	1,500	-
Sale of common stock	6,800	26,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,300	31,400

NET CHANGE IN CASH	(3,255)	(1,292)

Cash at beginning of reporting period	4,266	6,559

Cash at end of reporting period	$1,011	$5,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$533	$44
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

3D Total Solutions Inc.

3D Total Solutions Inc. (the “Company) was incorporated on March 8, 2013 under the laws of the State of Delaware. The Company is developing ‘hardware-based’ products, namely a 3D printer and a desktop extruder. In addition the Company is developing ‘software-based’ products which are anticipated to include 3D gaming applications and competitions (in development), a website with the ability to support an online community of users that can upload and share their designs/prints, and an area of the website where users can purchase parts kits that will allow them to build better, more useful objects than what is currently on the market.

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the Form 10K that was filed by the Company on April 14, 2015.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2015 or for the year ended December 31, 2014.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

The total amount of potentially outstanding dilutive common shares from the conversion of the preferred stock is 1,000 and 1,000 for the reporting period ended March 31, 2015 and 2014, respectively.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent Events

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

Note 4 – Property and Equipment

(i)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $214 and $226 for the reporting periods ended March 31, 2015 and March 31, 2014, respectively.

Note 5 – Patent Application Costs

The Company obtained a United States provisional patent #61/868,199, Methods of Playing Games Using the Internet and a 3D Printer from an individual, by assignment, effective November 16, 2013, in exchange for 2,000,000 shares of restricted common stock.  The provisional patent was originally granted on August 1, 2013 and is good for one year before applying for a permanent patent. The Company applied for a permanent patent on July 11, 2014. The provisional patent was valued at the fair value of the Company’s common stock on the date of issuance of $0.0133 per share, or $26,660. The total cost of the patent at March 31, 2015 is $36,000 and will be amortized beginning with the issuance of the patent.

Note 6 – Website Development Costs

(i)	Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at December 31, 2014.

(ii)	Amortization Expense

Amortization expense was $429 and $0 for the reporting period ended March 31, 2015 and 2014, respectively.

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

During the month of March 2015, New Skyline Partners, LLC advanced $1,500 to the Company for working capital purpose. The advances are due on demand and bear no interest.

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	March 31, 2015	December 31, 2014
On May 1, 2013, the Company issued a note to New Skyline Partners, LLC, in the principal amount of $10,000 with interest at 5%, per annum, maturing on April 30, 2014. On Nov. 17, 2014, the note and all previous notes and accrued interest to that date were amended and increased to one $76,131.13 note. The note matures on Nov. 16, 2015 and bears interest at 2.8%, per annum.	$76,131	$76,131
	$76,131	$76,131

Interest expense for the interim periods ended March 31, 2015 and 2014 was $533 and $44, respectively.

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

Chief Financial Officer

On May 1, 2015 the Company entered into an employment agreement with Lawrence Dobroff (“Dobroff”) in connection with his appointment as the Company’s Chief Financial Officer. The term of the Agreement is for a period of one year, commencing on May 1, 2015. The agreement may be extended for periods by the mutual agreement of the parties.

During the Term, the Company hereby agrees to  pay Dobroff the following:

(i)	a base salary of $1,500 per month during the term of the Agreement.

(ii)	250,000 shares of the Company’s Common Stock (“Shares”) issuable November 1, 2015 provided this Agreement remains in effect.

Note 9 – Stockholders’ Deficit

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

(a) In the event the Company were to license, sell, transfer or convey the patent titled: "3D PRINTER SYSTEM WITH CIRCULAR CAROUSEL AND MULTIPLE MATERIAL DELIVERY SYSTEM" Application No. 61 /976,137, the Company shall pay to the Advisor twenty five (25%) percent of the proceeds received by the Company and (b) In the event that the Company should cease to operate or file for bankruptcy, the ownership of the patent referred above will revert to the Advisor.

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

Advisor Agreement - Dr. Thomas Barbaro

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

On December 3, 2014 the Company issued 24,000 shares of its common stock at $0.25 per share or $6,000 for cash.

On December 15, 2014 the Company issued 12,000 shares of its common stock at $0.25 per share or $3,000 for cash.

On January 13, 2015 the Company issued 11,200 shares of its common stock at $0.25 per share or $2,800 for cash.

On March 25, 2015 the Company issued 16,000 shares of its common stock at $0.25 per share or $4,000 for cash.

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

The table below summarizes the Company’s warrant activities through March 31, 2015:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2014	351,998	$0.64	$0.64	$3,014	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2015	351,998	$0.64	$0.64	$3,014	$-

Earned and exercisable, March 31, 2015	351,998	$0.64	$0.64	$3,014	$-

Unvested, March 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.64	351,998	1.75	$0.64	351,998	1.75	$0.64

$0.64	351,998	1.75	$0.64	351,998	1.75	$0.64

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed.

Chief Financial Officer

On May 1, 2015, David Hostelley resigned as Chief Financial Officer for the Company.

On May 1, 2015 the Company entered into an employment agreement with Lawrence Dobroff (“Dobroff”) in connection with his appointment as the Company’s Chief Financial Officer. The term of the Agreement is for a period of one year, commencing on May 1, 2015. The agreement may be extended for periods by the mutual agreement of the parties.

During the Term, the Company hereby agrees to pay Dobroff the following:

(i)	A base salary of $1,500 per month during the term of the Agreement.

(ii)	250,000 shares of the Company’s Common Stock (“Shares”) issuable November 1, 2015 provided this Agreement remains in effect.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-K for the year ended December 31, 2014 filed April 14, 2015.

Plan of Operations

3D Total Solutions, Inc. (the “Company”) was founded in the State of Delaware on March 8, 2013. We are an emerging growth company that seeks to enhance the value of the 3D printing experience, via various initiatives. We have two ‘hardware-related’, and three ‘software-related’, products in development. We intend to develop each initiative into a revenue source for the company. Our initiatives are described as follows.

Regarding our ‘hardware-related’ products, we are developing a three-dimensional (“3D”) printing machine(s), and/or components of 3D printers, in which a component allows the 3D-printer to print multiple filaments during the same print. We intend this to be a consumer-grade product. Another product we are developing is a desktop extrusion device. We are in the process of developing a machine for creating filament out of plastic raw material and possibly other materials, in a small and economical package, with higher quality than currently on the market. We intend to outsource the production of our 3D printer and desktop extruder device, if applicable.

Our ‘software-based’ products will include 3D gaming applications and competitions (in development), a website with the ability to support an online community of users that can upload and share their designs/prints, and an area of the website where users can purchase parts kits that will allow them to build better, more useful objects than what is currently on the market.

We believe that our ability to offer these 3D printing related products will provide the end user with a unique offering that will enhance the user’s printing experience, add value, and in return, accelerate the popularity of the 3D printing industry as a whole.

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

3

Comparison of Three Months Ended March 31, 2015 and 2014

Net loss

For the quarter ended March 31, 2015, the Company reported a net loss of ($21,764) as compared to a net loss for the quarter ended March 31, 2014, of ($40,297). A decrease in research and development and expenses related to the costs of filing the Offering Statement was offset by an increase in professional fees. The Basic Loss per Share for the quarter ended March 31, 2015, is ($0.00), and ($0.00) for the quarter ended March 31, 2014.

We are still developing our prototype equipment models and the marketing part of our web site. We have had no sales to date other than a miscellaneous sale of $1,050 at the end of 2013.

Selling, General and Administrative Expenses

Since inception, the Company has not incurred any selling expenses. During the three month period ending March 31, 2015 the Company incurred general and administrative expenses of $2,148 as compared with $21,640 for the same period in 2014.

Liquidity and Capital Resources

The Company ended the first quarter of 2015 with $1,011 in cash, total current assets of $1,011 and total current liabilities of $106,226 resulting in a working capital deficit of ($105,215), compared to a working capital deficit of $94,227 for the year ended December 31, 2014.

Since inception, we have an accumulated deficit of ($466,387) and stockholders’ equity of ($39,380).

Operating activities

Net cash used in operating activities for the three months ended March 31, 2015 was $11,555 as compared with $30,194 for the reporting period ended March 31, 2014.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2015 was $0 as compared with $2,498 for the reporting period ended March 31, 2014.

4

	3 months ended	3 months ended
	03-31-15	3-31-14
Purchase of Equipment	$0	$2,498
TOTAL	$0	$2,498

Financing activities

Net cash provided by financing activities for the three month period ending March 31, 2015 was $8,300 as compared with $31,400 for the reporting period ended March 31, 2014.

	3 months ended	3 months ended
	03-30-15	3-31-14

Note Payable-Related Party	$-0-	$5,000
Advance-related party	$1,500	$-0-
Sale of Common Stock	$6,800	$26,400
TOTAL	$8,300	$31,400

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Due to our relatively small size we do not have segregation of duties which is a deficiency in our disclosure controls. We cannot address this deficiency unless the Company hires additional staff.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of 3D Total Solutions Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D Total Solutions, Inc.

Dated: May 19, 2015
	By:	/s/ James Endee
James Endee
President, Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James Endee	CEO, President, Secretary, and Director	May 19, 2015
James Endee

/s/ Lawrence Dobroff	CFO, and Treasurer	May 19, 2015
Lawrence Dobroff

8