Form 10-Q
period 2015-06-30
3D Total Solutions Inc.
filed 2015-08-19
CIK 1595326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2015 the Company had outstanding 17,876,199 shares of its common stock, par value $.0001

Special Note Regarding Forward-Looking Statements

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

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

3D Total Solutions Inc.

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,086	$4,266

Total Current Assets	4,086	4,266

OFFICE EQUIPMENT
Office equipment	4,286	4,286
Accumulated depreciation	(1,459)	(1,031)

Office equipment, net	2,827	3,255

PATENT APPLICATION COSTS	36,000	36,000

WEBSITE DEVELOPMENT COSTS
Website development costs	5,145	5,145
Accumulated amortization	(1,287)	(429)

Website development costs, net	3,858	4,716

Total Assets	$46,771	$48,237

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$20,195	$14,538
Accrued expenses	24,896	324
Advances from related party	11,000	7,500
Notes payable - related party	76,131	76,131

Total Current Liabilities	132,222	98,493

Total Liabilities	132,222	98,493

COMMITMENTS AND CONTINGENCIES

DEFICIT

3D TOTAL SOLUTIONS, INC. STOCKHOLDERS' DEFICIT
Preferred stock par value $0.0001: 1,000,000 shares authorized;
20,000 shares designated
Series A convertible preferred stock par value $0.0001: 20,000 shares designated;
20,000 shares issued and outstanding	2	2
Common stock par value $0.0001: 500,000,000 shares authorized;
19,126,199 and 17,996,999 shares issued and outstanding, respectively	1,913	1,800
Additional paid-in capital	703,925	415,072
Accumulated deficit	(768,784)	(444,623)

Total 3D Total Solutions, Inc. Stockholders' Deficit	(62,944)	(27,749)

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	-
Non-controlling interest - retained earnings in consolidated subsidiary	(22,507)	(22,507)

Total Non-controlling interest in subsidiary	(22,507)	(22,507)

Total Deficit	(85,451)	(50,256)

Total Liabilities and Deficit	$46,771	$48,237

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Operations

	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Compensation	15,666	53,583	7,833	45,750
Professional fees	27,500	5,730	16,250	-
Research and development	-	6,731	-	1,681
Consulting	267,130	153,750	267,130	153,750
General and administrative expenses	12,768	28,287	10,620	6,647

Total operating expenses	323,064	248,081	301,833	207,828

LOSS FROM OPERATIONS	(323,064)	(248,081)	(301,833)	(207,828)

OTHER (INCOME) EXPENSE
Interest expense - related party	1,097	315	564	271

Other (income) expense, net	1,097	315	564	271

LOSS BEFORE INCOME TAX PROVISION	(324,161)	(248,396)	(302,397)	(208,099)

INCOME TAX PROVISION	-	-	-	-

NET LOSS
Net loss before non-controlling interest	(324,161)	(248,396)	(302,397)	(208,099)
Net loss attributable to non-controlling interest holder	-	-	-	-

Net loss attributable to 3D Total Solutions, Inc.	$(324,161)	$(248,396)	$(302,397)	$(208,099)

EARNINGS PER SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	18,327,666	17,047,928	18,644,126	16,643,600

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Reporting Period Ended June 30, 2015

(Unaudited)

							Total
	Series A Convertible Peferred Stock Par Value $0.0001		Common Stock Par Value $0.0001				3D Total Solutions, Inc
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, December 31, 2013	20,000	$2	16,510,000	$1,651	$175,239	$(135,222)	$41,670	$(15,383)	$26,287

Common stock and warrants issued for cash at
$0.15 on January 22, 2014			116,000	12	17,388		17,400		17,400

Amortization of deferred COO services					13,332		13,332		13,332

Common stock and warrants issued for cash at
$0.15 per unit on February 25, 2014			59,999	6	8,994		9,000		9,000

Common stock issued for employee services valued at
At $0.15 per share granted on May 1, 2014			250,000	25	37,475		37,500		37,500

Common stock issued for consulting services valued at
at $0.15 per share granted on May 14, 2014			1,000,000	100	149,900		150,000		150,000

Common stock issued to Consultant pursuant to an
agreement for future services valued
At $0.15 per share granted on May 19, 2014			25,000	2	3,748		3,750		3,750

Common stock issued for cash at
$0.25 per share on December 3, 2014			24,000	3	5,997		6,000		6,000

Common stock issued for cash at
$0.25 per share on December 15, 2014			12,000	1	2,999		3,000		3,000

Net loss						(309,401)	(309,401)	(7,124)	(316,525)

Balance, December 31, 2014	20,000	2	17,996,999	1,800	415,072	(444,623)	(27,749)	(22,507)	(50,256)

Common stock issued for cash at
$0.25 on January 13, 2015			11,200	1	2,799		2,800		2,800

Common stock issued for cash at
$0.25 on March 25, 2015			16,000	2	3,998		4,000		4,000

Amortization of deferred COO services					3,333		3,333		3,333

Common stock issued for cash at
$0.25 on April 28, 2015			12,000	1	2,999		3,000		3,000

Common stock issued for consulting services valued at
$0.25 per share granted on May 9, 2015			1,000,000	100	249,900		250,000		250,000

Common stock issued to Consultant pursuant to an
agreement for future services valued at
$0.25 per share granted on May 19, 2015			50,000	5	12,495		12,500		12,500

Common stock issued for cash at
$0.25 per share on May 22, 2015			40,000	4	9,996		10,000		10,000

Amortization of deferred CEO services					3,333		3,333		3,333

Net loss						(324,161)	(324,161)	-	(324,161)

Balance, June 30, 2015	20,000	$2	19,126,199	$1,913	$703,925	$(768,784)	$(62,944)	$(22,507)	$(85,451)

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(324,161)	$(248,396)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	428	452
Amortizatiion	858	-
Common shares issued for employee services	6,666	191,250
Common shares issued for third party services	262,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	5,657	-
Accrued expenses	24,572	9,359

NET CASH USED IN OPERATING ACTIVITIES	(23,480)	(45,335)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of office equipment	-	(3,244)
Website development costs	-	(1,545)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	-	35,000
Advances from related party	3,500	-
Sale of common stock	19,800	33,066

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,300	68,066

NET CHANGE IN CASH	(180)	17,942

Cash at beginning of reporting period	4,266	6,559

Cash at end of reporting period	$4,086	$24,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$533	$271
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

3D Total Solutions Inc.

3D Total Solutions Inc. (the “Company) was incorporated on March 8, 2013 under the laws of the State of Delaware. The Company is developing ‘hardware-based’ products, namely a 3D printer. In addition the Company is developing ‘software-based’ products which are anticipated to include 3D gaming applications and competitions (in development), a website with the ability to support an online community of users that can upload and share their designs/prints, and an area of the website where users can purchase parts kits that will allow them to build better, more useful objects than what is currently on the market. We intend to offer orthotic-related products as well.

Formation of a Majority Owned Subsidiary, 3D Total Solutions Limited

On October 14, 2013 the Company formed 3D Total Solutions Limited, a private limited company in England. The Company owns 51% of this entity and the remaining 49% is owned by the Company's former head of Research and Development. The Company has been the sole source of funds to cover the operating costs of the subsidiary until it can be self-supporting through its sales and profits.

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

The total amount of potentially outstanding dilutive common shares from the conversion of the preferred stock is 1,000 and 1,000 for the reporting period ended June 30, 2015 and 2014, respectively.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company completed its annual impairment testing of office equipment and determined that there was no impairment as its fair value exceeded its carrying value at December 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $428 and $ 452 for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

Note 5 – Patent Application Costs

The Company obtained a United States provisional patent #61/868,199, Methods of Playing Games Using the Internet and a 3D Printer from an individual, by assignment, effective November 16, 2013, in exchange for 2,000,000 shares of restricted common stock.  The provisional patent was originally granted on August 1, 2013 and is good for one year before applying for a permanent patent. The Company applied for a permanent patent on July 11, 2014. The provisional patent was valued at the fair value of the Company’s common stock on the date of issuance of $0.0133 per share, or $26,660. The total cost of the patent at June 30, 2015 is $36,000 and will be amortized beginning with the issuance of the patent.

Note 6 – Website Development Costs

(i)	Impairment

The Company completed its annual impairment testing of website development costs and determined that there was no impairment as their fair value exceeded their carrying values at December 31, 2014.

(ii)	Depreciation Expense

Amortization expense was $858 and $0 for the reporting periods ended June 30, 2015 and June 30, 2014, respectively.

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

During the reporting period ended June 30, 2015, New Skyline Partners, LLC advanced $3,500 to the Company for working capital purpose.

Note Payable – Related Party

Note payable – related party consisted of the following:

	June 30, 2015	December 31, 2014

On May 1, 2013, the Company issued a note to New Skyline Partners, LLC, in the principal amount of $10,000 with interest at 5%, per annum, maturing on April 30, 2014. On Nov. 17, 2014, the note and all previous notes and accrued interest to that date were amended and increased to one $76,131.13 note. The note matures on November 16, 2015 and bears interest at 2.8%, per annum.	76,131	76,131

Note payable	$76,131	$76,131

Interest expense for the six month periods ended June 30, 2015 and 2014 was $1,097 and $271, respectively.

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

(iii)	Expenses and Compensation

(a)	Upon execution of this Agreement, the Company shall pay the Developer the pre-approved expenses and costs of developing the prototype not to exceed $20,000 and issue to the Developer 200,000 restricted shares of the Company's common stock. The percentage ownership interest of such shares, measured on a fully diluted basis (based on 40,000,000), shall be free from dilution for 24 months without the need for the Developer to pay any consideration for newly issued shares, such that the company shall issue additional shares to the Developer at the end of each calendar quarter to ensure that said percentage ownership interest is preserved. In the event of Prototype Acceptance and this Agreement has not been terminated for cause (as defined below), the Developer shall thereupon be entitled to warrants to purchase 2,200,000 restricted shares of the Company's common stock as follows:

(i)	Warrants to purchase 733,334 shares ("Phase 1 Warrants") immediately upon the date of Prototype Acceptance, if any. The exercise price of Phase 1 Warrants shall be $0.0001 and shall be exercisable in whole but not in part through the third anniversary of issuance.
(ii)	Warrants to purchase 733,333 shares (''Phase 2 Warrants”) shall be issued on the first anniversary of Prototype Acceptance, if any. The exercise price shall be greater of $0.0001 per share or 25% of the average of the closing trading prices for the Company's common stock during the 30 day period immediately prior to issuance of the Phase 2 Warrants in the event that such common stock is then publicly traded.

(iii)	Warrants to purchase 733,333 shares ("Phase 3 Warrants") shall be issued on the first anniversary of Prototype Acceptance, if any. The exercise price shall be greater of $0.0001 per share or 25% of the average of the closing trading prices for the Company's common stock during the 30 day period immediately prior to issuance of the Phase 3 Warrants in the event that such common stock is then publicly traded.

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

(b)	The Company shall pay the Developer a royalty in the amount of 7.5% on gross revenues (less parts and shipping) received by the Company from sales of the Device, payable quarterly in arrears, capped at $80,000 per 12 month period, and payable for 36 months from the date of first such sale.

(iv)	Exclusivity

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

Note 9 – Stockholders’ Equity

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

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

Consulting Agreement - Patrick J. O'Neil

On May 14, 2014, the Company entered into a consulting agreement with an advisor (the "Advisor") with following key terms and conditions:

(i)	Scope of Services

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

(ii)	Term

Effective the date hereof, the Advisor shall become an advisor to the Company for a period of three years (subject to the terms of this Agreement).

(iii)	Compensation

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

Accounting treatment of the Issuance of Common Shares

On May 14, 2014, the Company issued 1,000,000 shares of its common stock to the Advisor. The Company valued these shares at $0.15 per share, the most recent PPM price, or $150,000 and recorded the amount as consulting fees as these shares are fully vested and non-forfeitable.

On the one year anniversary of the agreement, May 14, 2015, the Company issued an additional 1,000,000 shares of its common stock to the Advisor. The Company valued these shares at $0.25 per share, the most recent PPM price, or $250,000 and recorded the amount as consulting fees as these shares are fully vested and non-forfeitable.

Consulting Agreement - T. Barbaro

On May 19, 2014, the Company entered into a consulting agreement with an advisor (the "Advisor") with following key terms and conditions:

(iv)	Scope of Services

The Advisor shall serve as an advisor to the Company on the field of orthotics and 30 plastics applications. The Advisor agrees that he shall be available upon reasonable request of the executives of the Company and agrees to respond in a timely manner to all reasonable requests of the executives of the Company.

(v)	Term

Effective the date hereof, the Advisor shall become an advisor to the Company for a period of two years (subject to the terms of this Agreement).

(vi)	Compensation

In exchange for the services rendered by the Advisor hereunder, during the Term of this Agreement, provided it has not been terminated, the Company shall issue to the Advisor an aggregate of 25,000 shares of its common stock, with standard restrictive legend, npon signing the agreement, and 25,000 shares six months after of the date hereof, 12 months after the date hereof, and l 8 months after the date hereof (an aggregate of 100,000 shares, the "Shares").

Accounting treatment of the Issuance of Common Shares

On May 19, 2014, the Company issued 25,000 shares of its common stock to the Advisor. The Company valued these shares at $0.15 per share, the most recent PPM price, or $3,750 and recorded the amount as consulting fees as these shares are fully vested and non-forfeitable.

On November 19, 2014, the Company issued 25,000 shares of its common stock to the Advisor. The Company valued these shares at $0.25 per share, the most recent PPM price, or $6,250 and recorded the amount as consulting fees as these shares are fully vested and non-forfeitable.

On May 19, 2015, the Company issued 25,000 shares of its common stock to the Advisor. The Company valued these shares at $0.25 per share, the most recent PPM price, or $6,250 and recorded the amount as consulting fees as these shares are fully vested and non-forfeitable.

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

In December, 2014 the Company issued 36,000 shares of its common stock at $0.25 per unit or $9,000 for cash.

On January 13, 2015 the Company issued 11,200 shares of its common stock at $0.25 per unit or $2,800 for cash.

On March 25, 2015 the Company issued 16,000 shares of its common stock at $0.25 per unit or $4,000 for cash.

On April 28, 2015 the Company issued 12,000 shares of its common stock at $0.25 per unit or $3,000 for cash

On May 22, 2015 the Company issued 40,000 shares of its common stock at $0.25 per unit or $10,000 for cash.

Warrants

The Company estimated the relative fair value of the warrants to purchase 352,000 shares of the Company’s common stock issued on January 22, 2014 and February 25, 2014 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

During the month of July 2015, New Skyline Partners, LLC advanced $2,275 to the Company for working capital purposes. The advances are due on demand and bear no interest.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10-Q filed April 14, 2015.

Plan of Operations

3D Total Solutions, Inc. (the “Company”) was founded in the State of Delaware on March 8, 2013. We are an emerging growth company that seeks to enhance the value of the 3D printing experience, via various initiatives. We have one ‘hardware-related’, and three ‘software-related’, products in development. We intend to develop each initiative into a revenue source for the Company. Our initiatives are described as follows.

Regarding our ‘hardware-related’ product, we have developed a three-dimensional (“3D”) printing machine(s), in which a component allows the 3D-printer to print multiple filaments during the same print. We intend this to be a consumer-grade product. We intend to outsource the production of our 3D printer, if applicable.

Our ‘software-based’ products will include 3D gaming applications and competitions (in development), a website with the ability to support an online community of users that can upload and share their designs/prints, and an area of the website where users can purchase parts kits that will allow them to build better, more useful objects, than what is currently on the market.

We believe that our ability to offer these 3D printing related products will provide the end user with a unique offering that will enhance the user’s printing experience, add value, and in return, accelerate the popularity of the 3D printing industry as a whole.

We have a non-provisional patent filed on the multi-head 3D printer. We are developing games for people to play using a 3D printer and have filed provisional patents related to the systems, apparatus, and methods for conducting such games.

Lastly, we are exploring the application of 3D printing to the field of orthotics. It is our intention that this develops into a division of the Company that creates orthotics using 3D printing technology, however, the direction may change as we progress further.

Comparison of Three Months Ended June 30, 2015 and 2014

Net loss

For the quarter ended June 30, 2015, the Company reported a net loss before non-controlling interest of ($302,397) as compared to a net loss before non-controlling interest for the quarter ended June 30, 2014, of ($208,099). An increase in consulting fees related to the valuation of the shares issued a consultant in 2015 as compared to 2014 was partially offset by a decrease in compensation fees. The Basic Loss per Share for the quarter ended June 30, 2015, is ($0.02), and ($0.01) for the quarter ended June 30, 2014.

We are still developing our prototype equipment models and the marketing part of our web site. We have had no sales to date other than a miscellaneous sale of $1,050 at the end of 2013.

Selling, General and Administrative Expenses

Since inception, the company has not incurred any selling expenses. During the three month period ending June 30, 2015 the Company incurred general and administrative expenses of $10,620 as compared with $6,647 for the same period in 2014. The increase in the second quarter of 2015 as compared to the corresponding quarter in 2014 was due to costs related to filings with the SEC and the costs related to stock issuances.

Comparison of Six Months Ended June 30, 2015 and 2014

Net loss

For the six months ended June 30, 2015, the Company reported a net loss before non-controlling interest of ($324,161) as compared to a net loss before non-controlling interest for the six months ended June 30, 2014, of ($248,396). An increase in consulting fees related to the valuation of the shares issued a consultant in 2015 as compared to 2014 was partially offset by a decrease in compensation fees. The Basic Loss per Share for the six months ended June 30, 2015, is ($0.02), and ($0.01) for the six months ended June 30, 2014.

We are still developing our prototype equipment models and the marketing part of our web site. We have had no sales to date other than a miscellaneous sale of $1,050 at the end of 2013.

Selling, General and Administrative Expenses

Since inception, the Company has not incurred any selling expenses. During the six month period ending June 30, 2015 the Company incurred general and administrative expenses of $12,768 as compared with $28,287 for the same period in 2014. The decrease in general and administrative expenses for the first six months of 2015 as compared to the corresponding period in 2014 were related to a decrease in web maintenance fees, costs related to our European affiliate and extrusion development which were partially offset by an increase in costs related to SEC filing fees and fees related to the issuance of stock.

Liquidity and Capital Resources

The Company ended the second quarter of 2015 with $4,086 in cash, total current assets of $4,086 and total current liabilities of $132,221 resulting in a working capital deficit of $(128,136) compared to a working capital deficit of ($94,227) for the year ended December 31, 2014. We do not have sufficient cash to meet our operational cash needs for the next twelve months. We will need to raise additional capital or incur additional debt until we can generate sales.

Since inception, we have an accumulated deficit of ($768,784) and stockholders’ deficit of ($85,451).

Operating activities

Net cash used in operating activities for the six months ended June 30, 2015 was ($23,480) as compared with ($45,335) for the six month period ended June 30, 2014. The reduction in cash used in operations for the six months ended June 30, 2015 as compared to the corresponding period in 2014 was the result of common shares issued for services which was partially offset by an increase in net loss incurred in 2015.

Investing activities

Net cash provided for investing activities during the six months ended June 30, 2015 was $0 as compared with ($4,789) used for investing activities for the six month period ended June 30, 2014 as the result of the purchase of equipment and inclusion of website development costs in 2014

	6 months ended	6 months end
	06-30-15	06-30-14

Purchase of Equipment	$0	$3,244

Website Development Costs	0	1,545

TOTAL	$0	$(4,789)

Financing activities

Net cash provided by financing activities for the six month period ending June 30, 2015 was $23,300 as compared with $68,066 the six month period ended June 30, 2014. The decrease in cash from financing activities in 2015 was the result of a reduction in sale of common stock in 2015 as compared to 2014 and the note that was taken out by the Company in 2014.

	6 months ended	6 months ended
	06-30-15	6-30-14

Note Payable – Related Party	$0	$35,000

Advances-Related Party	3,500	0

Sale of Common Stock	19,800	33,066

TOTAL	$23,300	$68,066

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

Due to our relatively small size we do not have segregation of duties which is a deficiency in our disclosure controls. At the current time the Company is unable to address this deficiency as we do not have the funds required to retain additional personnel.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed herewith

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D Total Solutions Inc.

Dated: August 19, 2015

By:	/s/ James Endee
James Endee
President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James Endee	CEO, President, Secretary, and Director	August 19, 2015
James Endee

/s/ Lawrence Dobroff	CFO, and Treasurer	August 19, 2015
Lawrence Dobroff

9