Form 10-Q
period 2015-09-30
3D Total Solutions Inc.
filed 2015-11-16
CIK 1595326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2015 the Company had outstanding 17,876,199 shares of its common stock, par value $.0001.

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

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements

TABLE OF CONTENTS

Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014 (audited)	F-2

Consolidated Statements of Operations for the Nine Months Ended September 30, 2015, and September 30, 2014 and the Three Months Ended September 30, 2015, and September 30, 2014, respectively (unaudited)	F-3

Consolidated Statements of Changes in Equity (Deficit) for the Period from March 8, 2013(inception) through September 30, 2015 (unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015, and September 30, 2014, respectively (unaudited)	F-5

Notes to Consolidated Financial Statements (unaudited)	F-6

3D Total Solutions Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$324	$4,266

Total Current Assets	324	4,266

OFFICE EQUIPMENT
Office equipment	4,286	4,286
Accumulated depreciation	(1,673)	(1,031)

Office equipment, net	2,613	3,255

PATENT APPLICATION COSTS	36,000	36,000

WEBSITE DEVELOPMENT COSTS
Website development costs	5,145	5,145
Accumulated amortization	(1,716)	(429)

Website development costs, net	3,429	4,716

Total Assets	$42,366	$48,237

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$11,926	$14,538
Accrued expenses	37,435	324
Advances from related party	21,275	7,500
Note payable - related party	76,131	76,131

Total Current Liabilities	146,767	98,493

Total Liabilities	146,767	98,493

COMMITMENTS AND CONTINGENCIES

DEFICIT

3D TOTAL SOLUTIONS, INC. STOCKHOLDERS' DEFICIT
Preferred stock par value $0.0001: 1,000,000 shares authorized;
20,000 shares designated
Series A convertible preferred stock par value $0.0001: 20,000 shares designated;
20,000 shares issued and outstanding	2	2
Common stock par value $0.0001: 500,000,000 shares authorized;
19,376,199 and 17,996,999 shares issued and outstanding, respectively	1,938	1,800
Additional paid-in capital	759,316	415,072
Accumulated deficit	(843,150)	(444,623)

Total 3D Total Solutions, Inc. Stockholders' Deficit	(81,894)	(27,749)

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	-
Non-controlling interest - retained earnings in consolidated subsidiary	(22,507)	(22,507)

Total Non-controlling interest in subsidiary	(22,507)	(22,507)

Total Deficit	(104,401)	(50,256)

Total Liabilities and Deficit	$42,366	$48,237

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Operations

	For the Nine Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Compensation	75,582	58,083	59,916	4,500
Professional fees	35,000	21,350	7,500	15,620
Research and development	-	7,003	-	272
Consulting	267,130	153,750	-	-
General and administrative expenses	19,180	39,780	6,412	11,493

Total operating expenses	396,892	279,966	73,828	31,885

LOSS FROM OPERATIONS	(396,892)	(279,966)	(73,828)	(31,885)

OTHER (INCOME) EXPENSE
Interest expense - related party	1,635	1,174	538	859

Other (income) expense, net	1,635	1,174	538	859

LOSS BEFORE INCOME TAX PROVISION	(398,527)	(281,140)	(74,366)	(32,744)

INCOME TAX PROVISION	-	-	-	-

NET LOSS
Net loss before non-controlling interest	(398,527)	(281,140)	(74,366)	(32,744)
Net loss attributable to non-controlling interest holder	-	(7,124)	-	-

Net loss attributable to 3D Total Solutions, Inc.	$(398,527)	$(274,016)	$(74,366)	$(32,744)

EARNINGS PER SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.02)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	18,735,993	17,351,033	19,376,199	16,643,600

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statement of Changes in Equity (Deficit)

For the Reporting Period Ended September 30, 2015

(Unaudited)

							Total
							3D Total
	Series A Convertible						Solutions, Inc.
	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, December 31, 2013	20,000	$2	16,510,000	$1,651	$175,239	$(135,222)	$41,670	$(15,383)	$26,287

Common stock and warrants issued for cash at
$0.15 on January 22, 2014			116,000	12	17,388		17,400		17,400

Amortization of deferred COO services					13,332		13,332		13,332

Common stock and warrants issued for cash at
$0.15 per unit on February 25, 2014			59,999	6	8,994		9,000		9,000

Common stock issued for employee services valued at
At $0.15 per share granted on May 1, 2014			250,000	25	37,475		37,500		37,500

Common stock issued for consulting services valued at
at $0.15 per share granted on May 14, 2014			1,000,000	100	149,900		150,000		150,000

Common stock issued to Consultant pursuant to an
agreement for future services valued
At $0.15 per share granted on May 19, 2014			25,000	2	3,748		3,750		3,750

Common stock issued for cash at
$0.25 per share on December 3, 2014			24,000	3	5,997		6,000		6,000

Common stock issued for cash at
$0.25 per share on December 15, 2014			12,000	1	2,999		3,000		3,000

Net loss						(309,401)	(309,401)	(7,124)	(316,525)

Balance, December 31, 2014	20,000	2	17,996,999	1,800	415,072	(444,623)	(27,749)	(22,507)	(50,256)

Common stock issued for cash at
$0.25 on January 13, 2015			11,200	1	2,799		2,800		2,800

Common stock issued for cash at
$0.25 on March 25, 2015			16,000	2	3,998		4,000		4,000

Amortization of deferred CEO/COO services					9,999		9,999		9,999

Common stock issued for cash at
$0.25 on April 28, 2015			12,000	1	2,999		3,000		3,000

Common stock issued to CFO pursuant to an
employment agreement for future services valued
at $0.25 per share granted on May 1, 2015			250,000	25	62,475		62,500		62,500

Common stock issued to CFO pursuant to an
employment agreement for future services valued
at $0.25 per share granted on May 1, 2015					(62,500)		(62,500)		(62,500)

Common stock issued for consulting services valued at
$0.25 per share granted on May 9, 2015			1,000,000	100	249,900		250,000		250,000

Common stock issued to Consultant pursuant to an
agreement for future services valued at
$0.25 per share granted on May 19, 2015			50,000	5	12,495		12,500		12,500

Common stock issued for cash at
$0.25 per share on May 22, 2015			40,000	4	9,996		10,000		10,000

Common stock issued to CFO pursuant to an
employment agreement for future services valued
at $0.25 per share granted on May 1, 2015
earned during the period					52,083		52,083		52,083

Net loss						(398,527)	(398,527)	-	(398,527)

Balance, September 30, 2015	20,000	$2	19,376,199	$1,938	$759,316	$(843,150)	$(81,894)	$(22,507)	$(104,401)

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(398,527)	$(281,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	642	678
Amortizatiion	1,287	-
Common shares issued for employee services	62,082	201,249
Common shares issued for third party services	262,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	(2,612)	6,858
Accrued expenses	37,111	(1,782)

NET CASH USED IN OPERATING ACTIVITIES	(37,517)	(72,137)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of office equipment	-	(3,244)
Patent application costs	-	(9,340)
Website development costs	-	(1,545)

NET CASH USED IN INVESTING ACTIVITIES	-	(14,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	-	57,500
Advances from related party	13,775	-
Sale of common stock	19,800	26,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,575	83,900

NET CHANGE IN CASH	(3,942)	(2,366)

Cash at beginning of reporting period	4,266	6,559

Cash at end of reporting period	$324	$4,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$533	$1,174
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

3D Total Solutions Inc.

September 30, 2015 and 2014

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2015 or for the year ended December 31, 2014.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15. The Company has yet to file required tax returns with the Internal Revenue Service since its inception and may also be liable for filing tax returns in various State(s) where it may be determined to be doing business. The Company does not believe it has any tax liability to the Internal Revenue Service due to the losses it has sustained since its inception, but may owe minimum taxes in whatever State(s) it is determined to be doing business in.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.); and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2015	December 31, 2014

Office Equipment	$4,286	$4,286

	4,286	4,286
Less: Accumulated depreciation	(1,673)	(1,031)
	$2,613	$3,255

Depreciation Expense

Depreciation expense was $642 and $678 for the nine month period ended September 30, 2015 and 2014, respectively.

Note 5 – Patent Application Costs

The Company obtained a United States provisional patent #61/868,199, Methods of Playing Games Using the Internet and a 3D Printer from an individual, by assignment, effective November 16, 2013, in exchange for 2,000,000 shares of restricted common stock.  The provisional patent was originally granted on August 1, 2013 and is good for one year before applying for a permanent patent. The Company applied for a permanent patent on July 11, 2014. The provisional patent was valued at the fair value of the Company’s common stock on the date of issuance of $0.0133 per share, or $26,660. The total cost of the patent at September 30, 2015 is $36,000 and will be amortized beginning with the issuance of the patent.

Note 6 – Website Development Costs

Amortization Expense

Amortization expense was $1,287 and $0 for the reporting period ended September 30, 2015 and 2014, respectively.

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

During the month of April 2015, New Skyline Partners, LLC advanced $2,000 to the Company for working capital purpose.

During the month of July 2015, New Skyline Partners, LLC advanced $2,275 to the Company for working capital purposes. The advances are due on demand and bear no interest.

During the month of September 2015, New Skyline Partners, LLC advanced $8,000 to the Company for working capital purposes. The advances are due on demand and bear no interest.

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	September 30, 2015	December 31, 2014
On May 1, 2013, the Company issued a note to New Skyline Partners, LLC, in the principal amount of $10,000 with interest at 5%, per annum, maturing on April 30, 2014. On Nov. 17, 2014, the note and all previous notes and accrued interest to that date were amended and increased to one $76,131 note. The note matures on November 16, 2015 and bears interest at 2.8%, per annum. The Company is in negotiation to extend the terms of the note until February 2016.	$76,131	$76,131
	$76,131	$76,131

Interest expense was $1,635 and $1,174 for the nine months ended September 30, 2015 and 2014, respectively.

Note 8 - Commitments and Contingencies

Employment Agreements

Chief Executive Officer

On October 22, 2013, and amended on April 2, 2014 the Company entered into an employment agreement with James Endee (“Endee”) in connection with his appointment as the Company’s Chief Operating and Chief Executive Officer. The term of the Agreement is for a period of three (3) years, commencing on October 22, 2013. During the Term, the Company will pay Endee three million (3,000,000) shares of the Company’s common stock, issuable 250,000 shares at a time on a quarterly basis commencing October 22, 2013.

The three million shares were valued at $0.0133 per share or $40,000 on the date of grant and were amortized over the vesting period, or approximately $3,333 per quarter. For the reporting period ended September 30, 2015 and 2014 the Company recorded $9,999 and $9,999 as officer’s compensation, respectively.

Chief Financial Officer

On May 1, 2015 the Company entered into an employment agreement with Lawrence Dobroff (“Dobroff”) in connection with his appointment as the Company’s Chief Financial Officer. The term of the Agreement is for a period of one year, commencing on May 1, 2015. The agreement may be extended for periods by the mutual agreement of the parties.

During the Term, the Company hereby agrees to pay Dobroff the following:

(i)	A base salary of $1,500 per month during the term of the Agreement.

(ii)	250,000 shares of the Company’s Common Stock (“Shares”) issuable November 1, 2015 provided this Agreement remains in effect. The 250,000 shares were valued at $0.25 per share, the most recent PPM price, or $62,500 on the date of grant and were amortized over the vesting period, or approximately $10,416 per month. For the reporting period ended September 30, 2015 the Company recorded $52,083 as officers' compensation.

Note 9 – Stockholders’ Deficit

Shares Authorized

Shares Authorized upon Incorporation

Upon incorporation the total number of shares of all classes of stock which the Company is authorized to issue is Five Hundred Million (500,000,000) shares of which Five Hundred Million (500,000,000) shares were Common Stock, par value $0.0001 per share.

Certificate of Amendment to the Certificate of Incorporation

On January 7, 2014, the Company approved the increase in the number of authorized shares from Five Hundred Million (500,000,000) shares to Five Hundred One Million (501,000,000) shares, composed of an increase in the number of authorized shares of par value $0.0001 preferred stock from nil to One Million (1,000,000) shares.

In April 2014 the Company designated the rights and preferences of the Series A Convertible Preferred Stock.

Preferred Stock – Related Party

On August 6, 2013, the Company agreed to issue to New Skyline, once created, the entire 20,000 shares of the Company's designated Series A Convertible Preferred Stock, par value $0.0001 (“Series A”) at $1.50 per share (the “Purchase Price”) or $30,000 in cash.

The Series A has the following material Designations:

-	Shares of Series A shall not have the right to vote.

-	In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, holders of the Series A will be entitled to receive a liquidation preference of the stated value of $1,000 per share plus accrued and unpaid dividends. The Series A is senior in right of distribution in liquidation to the Common Stock. If, upon any winding up of the Company’s affairs, the assets available to pay the holders of Series A Preferred Stock are not sufficient to permit payment in full, then all assets will be distributed to those holders on a pro rata basis.

-	The Series A is convertible at option of the holder at any time and from time to time, without the payment of additional consideration into one thousand (1,000) shares of Common Stock

-	Shares of Series A shall have no right to dividends.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On May 14, 2014, the Company issued 1,000,000 shares of its common stock to a consultant for future services to be performed over a three year period. These shares are fully vested and non-forfeitable and were valued at $0.15 per share, or $150,000. On the one year anniversary of the agreement, May 14, 2015, the Company issued an additional 1,000,000 shares of its common stock to the consultant.

On May 19, 2014, the Company issued 25,000 shares of its common stock to a consultant for services related to the Company’s research and development of orthotics products and/or services. These shares were valued at $0.15 per share, or $3,750. The Company has issue 25,000 shares on the 6-month anniversary of the agreement and 25,000 shares on the 1-year anniversary of the agreement. The Company will issue 25,000 shares upon the 18-month anniversary of the agreement.

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

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Form 10K filed April 14, 2015.

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

Regarding our ‘hardware-related’ product, we have developed a three-dimensional (“3D”) printing machine(s), in which a component allows the 3D-printer to print multiple filaments during the same print. We intend this to be a consumer-grade product. We have a non-provisional patent filed on the multi-head 3D printer

Our ‘software-based’ products will include 3D gaming applications and competitions (in development), a website with the ability to support an online community of users that can upload and share their designs/prints, and an area of the website where users can purchase parts kits that will allow them to build better, more useful objects, than what is currently on the market. We are developing games for people to play using a 3D printer and have filed provisional patents related to the systems, apparatus, and methods for conducting such games.

Lastly, we are exploring the application of 3D printing to the field of orthotics and/or custom footwear. It is our intention that this develops into a division of the Company that enables the creation of footwear using 3D printing technology, however, the direction may change as we progress further.

Comparison of Three Months Ended September 30, 2015 and 2014

Net loss

For the quarter ended September 30, 2015, the Company reported a net loss before non-controlling interest of ($74,366) as compared to a net loss before non-controlling interest for the quarter ended September 30, 2014, of ($32,744). The increase in the loss for the quarter is the result of the amortization of the value of the shares issued to our Chief Financial Officer which was partially offset by fees paid to third party providers. The Basic Loss per Share for the quarter ended September 30, 2015, is ($0.00), and ($0.00 ) for the quarter ended September 30, 2014.

We are still developing our prototype equipment models and the marketing part of our web site. We have had no sales to date other than a miscellaneous sale of $1,050 at the end of 2013.

Selling, General and Administrative Expenses

Since inception, the Company has not incurred any selling expenses. During the three month period ending September 30, 2015 the Company incurred general and administrative expenses of $6,412 as compared with $11,493 for the same period in 2014 due to the reduction in fees paid during the third quarter ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2015 and 2014

Net loss

For the nine months ended September 30, 2015, the Company reported a net loss before non-controlling interest of ($398,527) as compared to a net loss before non-controlling interest for the nine months ended September 30, 2014, of ($281,140). An increase in consulting fees related to the valuation of the shares issued a consultant in 2015, an increase in various fees paid to third parties and the increase in compensation costs paid to our Chief Financial Officer as the result of the amortization of shares owed him accounted for the increase in expenses in 2015. The Basic Loss per Share for the nine months ended September 30, 2015, is ($0.02), and ($0.02) for the nine months ended September 30, 2014.

We are still developing our prototype equipment models and the marketing part of our web site. We have had no sales to date other than a miscellaneous sale of $1,050 at the end of 2013.

Selling, General and Administrative Expenses

Since inception, the Company has not incurred any selling expenses. During the nine month period ending September 30, 2015 the Company incurred general and administrative expenses of $19,180 as compared with $39,780 for the same period in 2014 due to the reduction in fees paid during the third quarter ended September 30, 2015.

Liquidity and Capital Resources

The Company ended the third quarter of 2015 with $324 in cash, total current assets of $324 and total current liabilities of $146,767 resulting in a working capital deficit of $(146,443), compared to a working capital deficit of ($94,227) for the year ended December 31, 2014.

Since inception, we have an accumulated deficit of ($843,150) and stockholders’ deficit of ($81,894).

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2015 was ($37,517) as compared with ($72,137) for the nine month period ended September 30, 2014.

Investing activities

Net cash provided for investing activities during the nine months ended September 30, 2015 was $0 as compared with ($14,129) used for investing activities for the nine month period ended September 30, 2014.

	9 months ended	9 months end
	09-30-15	09-30-14

Purchase of Equipment	$0	$3,244

Patent Application Costs	0	9,340

Website Development Costs	0	1,545

TOTAL	$0	($14,129)

Financing activities

Net cash provided by financing activities for the nine month period ending September 30, 2015 was $33,575, as compared with $83,900 for the nine month period ended September 30, 2014.

	9 months ended	9 months ended
	09-30-15	9-30-14

Note Payable – Related Party	$0	$57,500

Advances-Related Party	13,775	0

Sale of Common Stock	19,800	26,400

TOTAL	$33,575	$83,900

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015 the Company issued the following unregistered sales of its equity securities:

On January 13, 2015 the Company sold 11,200 shares of its common stock at a price of $0.25 per share.

On March 25, 2015 the Company sold 16,000 shares of its common stock at a price of $0.25 per share.

On April 28, 2015 the Company sold 12,000 shares of its common stock at a price of $0.25 per share.

On May 22, 2015 the Company sold 40,000 shares of its common stock at a price of $0.25 per share.

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

101 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Interactive Data File

XBRL Instance Document

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Definition Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D Total Solutions, Inc.

Dated: November 16, 2015

By:	/s/ James Endee
James Endee

President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James Endee	CEO, President, Secretary, and Director	November 16, 2015
James Endee

/s/ Lawrence Dobroff	CFO, and Treasurer	November 16, 2015
Lawrence Dobroff